Form 10-K
period 2022-12-31
FOSTER L B CO
filed 2023-03-10
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes        ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $133,127,563.
As of February 28, 2023, there were 10,958,727 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; volatility in the prices of oil and natural gas and the related impact on the midstream energy markets, which could result in cost mitigation actions, including shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, whether as a result of the COVID-19 pandemic or otherwise, including its impact on labor markets and supply chains, macroeconomic factors, including the impact of inflation and pricing pressures, travel and demand for oil and gas, the continued volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the ongoing COVID-19 pandemic, strikes, or labor stoppages; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Piling, and IOS Test and Inspection businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., and VanHooseCo Precast LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of SOFR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the conflict in Ukraine; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other current or periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

PART I
(Dollars in thousands, except share data unless otherwise noted)
ITEM 1. BUSINESS
Summary Description of Businesses
Founded in 1902, L.B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA. L.B. Foster Company is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. As used herein, “L.B. Foster,” the “Company,” “we,” “us,” and “our” or similar references refer collectively to L.B. Foster Company and its subsidiaries, unless the context indicates otherwise.
The following table shows the net sales for each business segment as a percentage of total net sales for the years ended December 31, 2022 and 2021:

	Percentage of Net Sales
	2022	2021
Rail, Technologies, and Services	60%	58%
Precast Concrete Products	21	14
Steel Products and Measurement	19	28
	100%	100%
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
Track Components - The Track Components division manufactured track spikes and anchors at a facility in St-Jean-sur-Richelieu, Quebec. The Company completed the sale of the assets of this division in August of 2022.

Global Friction Management
The Company’s Global Friction Management business unit engineers, manufactures, and fabricates friction management products and application systems for its rail customers. It also provides aftermarket services managing its friction management solutions for customers. The Company’s friction management products optimize performance at the rail to wheel interface, which helps our customers reduce fuel consumption, improve operating efficiencies, extend the life of operating assets such as rail and wheels, reduce track stresses, and lower the related maintenance and operating costs of its rail customers. Friction management products include mobile and wayside systems that apply lubricants and liquid or solid friction modifiers. These products and systems are designed, engineered, manufactured, fabricated, serviced, and marketed in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and Germany.
Technology Services and Solutions
The Company’s Technology Services and Solutions business unit engineers and manufactures railroad condition monitoring systems and equipment, wheel impact load detection systems, wayside data collection and management systems, and rockfall, flood, earthworks, and bridge strike monitoring. These offerings create a smart interface between conventional rail products and intelligent digital technologies to monitor safety, increase network velocity, and enable the digital railway. In addition, the business unit provides controls, display, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience. These products, systems, and services are designed, engineered, serviced, and marketed in the U.S., U.K., and Germany. In June of 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”), located in Telford, United Kingdom. Skratch offers a single-point supply solution model for clients, and enables large scale deployments of its intelligent digital signage solutions. Skratch’s service offerings include design, prototyping and proof of concept, hardware and software, logistics and warehousing, installation, maintenance, content management, and managed monitoring.
Precast Concrete Products
The Precast Concrete Products (“Precast”) segment manufactures precast concrete products for the North American civil infrastructure market. Under its CXT® brand, Precast manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors for national, state, and municipal parks. The Company is a leading, high-end supplier of precast buildings in terms of volume, product options, and capabilities. Precast also manufactures various other precast concrete products such as sounds walls, bridge beams, box culverts, septic tanks, and other custom pre-stressed and precast concrete products at its Boise, ID, Hillsboro, TX, and Waverly, WV manufacturing facilities.
In August of 2022, the Company acquired the operating assets of VanHooseCo Precast, LLC (“VanHooseCo”), a privately-held business headquartered in Loudon, Tennessee specializing in precast concrete walls, water management products, and forms for the commercial and residential infrastructure markets. VanHooseCo has an existing manufacturing site in Loudon, near Knoxville, and a new facility recently commissioned in Lebanon, TN near Nashville. The Company also entered into license agreements for VanHooseCo’s ENVIROCAST® pre-insulated concrete walls and ENVIROKEEPER® water retention and management product lines. The acquisition expands L.B. Foster’s addressable market to include commercial and residential developers, as well as state and local agencies in Tennessee and surrounding states, and provides a platform for further investment and organic growth in the expanding precast concrete infrastructure market.
Steel Products and Measurement
The Company’s Steel Products and Measurement segment provides custom engineered solutions and services that help to build and maintain critical civil and energy infrastructure throughout the Americas. Steel Products and Measurement designs, manufactures, and supplies a variety of steel bridge products to contractors performing installation and repair work to North American transportation infrastructure network. It also provides solutions in corrosion protection, measurement, and control systems for the safe transportation and accurate measurement of gas and liquids in pipelines as well as threaded pipe for water well applications. The Steel Products and Measurement reporting segment is comprised of the Fabricated Steel Products and Coatings and Measurement business units.
Fabricated Steel Products
The Fabricated Steel Products business unit provides fabricated bridge products to infrastructure end markets and provides threading services for agricultural, municipal and industrial water well applications. The Fabricated Steel Products business unit markets and sells products primarily in North America.
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
Piling Products - On September 24, 2021, the Company completed the sale of its Piling Products division. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory and fixed assets associated with the division.

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
The second location, situated in Willis, TX, applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil and gas transmission, mining, and waste-water pipelines, as well as custom coatings for specialty pipe fittings and connections.
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
Marketing and Competition
L.B. Foster Company generally markets its Rail products and services directly in all major industrial areas of the U.S., Canada, and Europe. Precast and Steel Products and Measurement products and services are primarily marketed domestically. The Company employs a sales force of approximately 79 people that is supplemented with a network of agents across Europe, South America, and Asia to reach current customers and cultivate potential customers in these areas. For the years ended December 31, 2022 and 2021, approximately 24% of the Company’s total sales were outside the U.S.
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
Patents and Trademarks
The Company owns a number of domestic and international patents and trademarks, primarily related to products in its Global Friction Management and Technology Services and Solutions business units, as well as its Precast Concrete Products business unit. The Company’s business segments are not dependent upon any individual patents or related group of patents, nor any individual licenses or distribution rights. The Company believes that, in the aggregate, the rights under its patents, trademarks, and licenses are generally important to its operations, but considers neither any individual patent, nor any licensing or distribution rights related to a specific process or product, to be of material importance in relation to its total business.
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
Diversity and Inclusion
The Company is dedicated to the principle of equal employment opportunity and the provision of a workplace free from discrimination and harassment in accordance with all applicable federal, state, and local laws and regulations. This statement and accompanying practices, which pertain to all persons involved in Company operations, prohibit unlawful discrimination by any employee and apply to all terms, conditions, and privileges of employment. Additionally, the Company will also make reasonable accommodations for individuals with known disabilities who are otherwise qualified to perform a job. The Company aims to employ and advance in employment qualified women, minorities, individuals with disabilities, covered veterans, and other classes at all levels of employment. The Company has implemented initiatives to advance diversity and inclusion, including changes to recruitment, onboarding, and employee training, and has facilitated the Spark initiative, which is an employee resource group targeting all employees interested in furthering the mission of empowerment and professional growth of women in the workplace.
Environmental, Social, and Governance Matters
As part of its ongoing commitment to good corporate stewardship, in 2022 the Company hired an employee in a newly created full-time role to focus on and enhance its sustainability and environmental, social, and governance (“ESG”) initiatives. The position is intended to facilitate collaboration with the Board of Directors, senior leadership, investors, employees, customers, and societal and civic organizations to integrate ESG policies, frameworks, goals, and metrics into the Company’s business risk and opportunity strategies. The new role leads cross-functional efforts to coordinate, execute, improve, and communicate the Company’s ESG efforts. Additionally, the Company has created an employee-led Social Responsibility Committee to promote and execute the Company's values surrounding social responsibility internally.
Health and Safety
L.B. Foster aims to promote a culture of environmental, health, safety, and sustainability (“EHSS”) excellence that strives to protect the environment as well as the safety and health of our employees, business, customers, and communities where we operate. The Company strives to meet or exceed the requirements of all applicable environmental, health, and safety (“EHS”) regulations as the Company raises its standards of excellence. Consistent with its core values of safety, teamwork, and innovation, the Company aims to create more advanced solutions around sustainability. The Company emphasizes continual improvement in its EHSS performance, particularly as it applies to preventing pollution and reducing the environmental impact of its operations while maximizing opportunities for environmental and social benefits. The Company continually strives to develop best practices in EHS management based on international standards such as ISO 14001:2015 and ISO 45001:2018. The Company has 10 locations/businesses throughout North America and Europe that Environmental Management Systems has independently assessed and are compliant with the requirements of ISO 14001:2015 and ISO 45001:2018.
Additionally, the Company has facilitated the formation of an internal, employee-led Wellness Committee to promote initiatives and values Company-wide that focus on all aspects of health and wellness.
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
Development Planning
The Company actively promotes proactive planning and implementation of action steps towards our employees’ career goals. Developmental experiences can consist of training, developing, mentoring, and coaching.
Succession Planning
A process for identifying and developing employees with the potential to fill key business leadership positions within the Company are key to future success. Succession planning increases the availability of experienced and capable employees that are prepared to assume these critical roles as they become available.

Performance Management
We strongly encourage an ongoing process of communication between a supervisor and an employee throughout the year, in support of accomplishing the strategic objectives of the organization.
Workforce
As of December 31, 2022, the Company had 1,131 employees, 867 located within the U.S., 43 within Canada, 215 in Europe, and 6 within other locations. There were 527 hourly production workers and 604 salaried employees. Of the hourly production workers, approximately 44 were represented by unions.
Two collective bargaining agreements covering approximately 24 and 20 employees are scheduled to expire in March 2025, and September 2025, respectively. The Company divested its Track Components division on August 1, 2022, which included the collective bargaining agreement with employees of that business division. The Company has not suffered any major work stoppages in recent history and considers its relations with its employees to be satisfactory.
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
Executive Officers of the Registrant
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Brian H. Friedman	44	Vice President - Steel Products and Measurement
Patrick J. Guinee	53	Senior Vice President, General Counsel, and Secretary
Peter D. V. Jones	56	Vice President - Technology Services and Solutions
John F. Kasel	57	President and Chief Executive Officer
Brian H. Kelly	63	Senior Vice President - Human Resources and Administration
Gregory W. Lippard	54	Senior Vice President - Rail
Robert A. Ness	59	Vice President - Precast Concrete Products
Sean M. Reilly	50	Corporate Controller and Principal Accounting Officer
William M. Thalman	56	Senior Vice President and Chief Financial Officer
William F. Treacy	63	Senior Vice President and Chief Growth Officer
Mr. Friedman was elected Vice President - Steel Products and Measurement in October 2021, having previously served as Vice President - Coatings and Measurement since joining the Company in May of 2019. Prior to joining the Company, Mr. Friedman was employed by ABB Ltd from 2012 to 2019 in various roles including Director Global Product Management and Manufacturing Unit Manager. Previously, he served in various research and development and operations role for Hunter Fan Company from 2001 to 2012.
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
Mr. Reilly was appointed Controller and Principal Accounting Officer of the Company in January 2022. Prior to joining the Company, Mr. Reilly most recently served as Vice President of Finance - Metal Cutting Division, at Kennametal, Inc. since April 2019. Prior to that role, Mr. Reilly served in roles of increasing responsibility at Kennametal, Inc., including as Director of Finance - Infrastructure division, from 2016 to 2019; Director of Finance - Integrated Supply Chain and Logistics from 2015 to 2016; Director of Finance - Asia from 2013 to 2015 in Singapore and Earthworks Controller from 2007 to 2012.
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
ITEM 1A. RISK FACTORS
Risks and Uncertainties
The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could have a material and adverse effect on its business, financial condition, and results of operations. The following risk factors highlight what it believes to be the more material factors that have affected the Company and could affect it in the future. The Company has grouped the risk factors into five categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category. The Company may also be affected by unknown risks or risks that it currently believes are immaterial. If any one or more such events actually occur, our business, financial condition, and results of operations could be materially and adversely affected. One should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K and any other risks discussed in our other periodic filings with the SEC before deciding to invest in our common stock.
Business and Operational Risks
Our inability to successfully manage acquisitions, divestitures, and other significant transactions could harm our financial results, business, and prospects.
As part of our business strategy, we acquire or divest businesses or assets, enter into strategic alliances and joint ventures, or make investments to realize anticipated benefits, which are actions that involve a number of inherent risks and uncertainties. Material acquisitions, dispositions, and other strategic transactions involve numerous risks, including, but not limited to:

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
Our profitability is dependent upon the efficient use of our resources. Rising inflation, labor costs, labor disruptions, and other increases in costs due to tariffs or other reasons in the geographic areas in which we operate could have a significant adverse impact on our profitability and results of operations. During 2022 and 2021, the Company experienced increased costs in labor and materials as a result of the inflationary environment, competitive labor market, and supply chain constraints, which adversely impacted the Company’s profitability. We expect that these adverse impacts will continue but we are unable to predict the extent, nature, or duration of the impacts on our results of operations and financial condition at this time.

Our success is in part dependent on the accuracy and proper utilization of our management information and communications systems.
We are currently working through an enterprise resource planning (“ERP”) system transition. Certain divisions of our Company migrated into the new ERP system during 2016, additional divisions have since migrated, including during 2022. We also began the implementation of a global financial planning and consolidation system during 2021 that became operational in 2022. The system implementations are intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. Project delays, business interruptions, or loss of expected benefits could have a material and adverse effect on our business, financial condition, or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. In October 2020, we experienced a cyber-attack on our information technology systems. While the cyber-attack caused temporary disruption and interference with our operations, it did not result in a material adverse effect on our business operations. Despite the steps we take to deter and mitigate cybersecurity risks, we may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks including data and security breaches, malware, ransomware, hacking, and identity theft. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships. Federal, state, and foreign government bodies and agencies have adopted or are considering the adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union (“E.U.”) and the U.K. which are, in some respects, more stringent than U.S. standards, could be significant. Any compromise or breach of our security, including from the cyber-attack that we experienced or any future attack, could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
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
Many of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles, as well as to international market forces. We also use significant amounts of cement and aggregate in our precast products and ties offerings. Our technology based solutions and services are dependent on electronic components and the ability to source these items. During 2022, the Company experienced increased raw material costs due to supply chain constraints and the inflationary environment. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.
Labor disputes may have a material and adverse effect on our operations and profitability.
Two of our manufacturing facilities are staffed by employees represented by labor unions. Approximately 44 employees employed at these facilities are currently working under two separate collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to renegotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations and have a material and adverse effect on our results of operations, financial condition, and liquidity.
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
A pandemic could continue to adversely affect our business.
The COVID-19 pandemic is adversely affecting, and any future pandemics could adversely affect, our operations and supply chains and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services. If we do not successfully manage our supply chain or identify new sources of supplies, we may be unable to satisfy customer orders, which could harm our reputation and customer relationships and materially adversely affect our business, financial condition, and operating results. Though we have implemented and enhanced safety measures and protocols in accordance with local government orders, a pandemic-related outbreak at any one of our facilities could result in production delays or otherwise interrupt our operations. While the COVID-19 pandemic has adversely affected each of the markets we serve, the impact on the midstream energy markets has been particularly adverse, and has contributed to volatility in the prices of oil and natural gas, weakened demand, and reduced customer spending. In the rail, transit, friction management, and fabricated steel products businesses, governmental stay-at-home orders and government and business work-from-home orders and arrangements in the U.S. and globally, particularly in the U.K., have resulted in reduced traffic and demand for our products and services, and many public works projects have been deferred or delayed as a result of governmental pandemic mitigation efforts, adversely impacting our businesses. U.S. and non-domestic governmental and private pandemic mitigation measures such as stay-at-home orders have slowed travel and movement of goods throughout the world, contributing to a reduction in demand for our products and services. Such measures have also contributed to a tight labor market which in turn adversely impacts our supply chain. We expect that these adverse impacts will continue but we are unable to predict the extent, nature, or duration of the impacts on our results of operations and financial condition at this time.
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
We possess and in some cases license intellectual property including proprietary rail product and precast concrete formulations and systems and component designs, and we own a number of patents and trademarks under the intellectual property laws of the U.S., Canada, Europe, and other countries in which product sales are possible. While we have not perfected patent and trademark protection of our proprietary intellectual property for all products in all countries, we periodically assess our portfolio to determine the need for pursuing further protection. The decision not to obtain patent and trademark protection in additional countries may result in other companies copying and marketing products that are based upon our proprietary intellectual property. This, and failure to continue such licenses, could impede growth into new markets where we do not have such protections and result in a greater supply of similar products in such markets, which in turn could result in a loss of pricing power and reduced revenue. In some cases, we may decide that the best way to protect our intellectual property is to retain proprietary information as trade secrets and confidential information rather than to apply for patents, which would involve disclosure of proprietary information to the public. Any misappropriation or reverse engineering of our trade secrets could result in competitive harm and may result in costly and time-consuming litigation. If any of these events should occur, it could materially adversely affect our results of operations and financial condition.
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
We are required under U.S. generally accepted accounting principles to review intangible and long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may cause the carrying value of our intangible and long-lived assets to not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. In 2022, the Company recorded goodwill impairment related to its Fabricated Bridge reporting unit. No impairments of goodwill or intangible assets were recorded in 2021. Impairment charges were recorded on long-lived assets related to the Company's precision measurement products and systems business during 2022 and the since divested IOS Test and Inspection Services business during 2020.
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
The phase-out of LIBOR and transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse side effects.
In advance of the cessation of the London Interbank Offered Rate (“LIBOR”) on June 30, 2023, on August 12, 2022, the Company amended its Credit Agreement to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment also provided for the conversion from LIBOR-based to be based on the Secured Overnight Financing Rate (“SOFR”). Due to the broad use of LIBOR as a reference rate, the impact of this transition to SOFR could adversely affect our financing costs, including spread pricing on our senior secured facilities and any other variable rate debt obligations, as well as our operations and cash flows. There is no guarantee that the transition from LIBOR to SOFR will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could affect our interest expense and earnings and may have an adverse effect on our business, results of operations, financial condition, and stock price. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains uncertain.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have certain tax attributes, including U.S. federal, state and foreign operating loss carryforwards, and federal research and development credits, which may be available to offset future taxable income in certain jurisdictions. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. Similar rules apply under U.S. state tax laws. We have, and may in the future, experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Legislative or regulatory initiatives related to climate change could have a material adverse effect on our business.
Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation cost, and utility increases. Moreover, natural disasters and extreme weather conditions may impact the productivity of our facilities, the operation of our supply chain, or consumer buying patterns. Any of these risks could have a material adverse effect on our business.
International Risks
A portion of our sales are derived from our international operations, which expose us to certain risks inherent in doing business on an international level.
Doing business outside the U.S. subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, and unexpected changes in U.S. and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation. Increasing sales to foreign countries, including Brazil, Canada, China, India, Mexico, the U.K., and countries within the E.U., expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, be unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
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
Pursuant to a June 2016 referendum, the U.K. left the E.U. on January 31, 2020, commonly referred to as “Brexit.” The U.K. government and the E.U. operated under a transitional arrangement that expired on December 31, 2020. The EU-UK Trade and Cooperation Agreement was agreed in principle and became provisionally operative on January 1, 2021, and formally in force on May 1, 2021, and terms of this new relationship between the U.K. and the E.U. remains subject to uncertainties. There has been volatility in currency exchange rate fluctuations between the U.S. dollar relative to the British pound, which could continue. The withdrawal of the U.K. from the E.U. has also created market volatility and could continue to contribute to instability in global financial and foreign exchange markets, political institutions, and regulatory agencies as negotiations of trade deals between the U.K. and the E.U., and also between the U.K. and other countries, possibly including the U.S., occur during the near future. Brexit is an unprecedented event, and, accordingly, it is unclear what long-term economic, financial, trade, and legal effects will result.
The majority of our U.K. operations are heavily concentrated within the U.K. borders; however, this could adversely affect the future growth of our U.K. operations into other European locations. Our U.K. operations represented approximately 9% and 11% of our total revenue for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021 less than 1% of our consolidated net revenue was from the U.K. operation’s sales exported to E.U. members.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The location and general description of the principal properties that are owned or leased by the Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	16	Steel Products and Measurement	Owned
Birmingham, AL	Protective coatings facility	32	Steel Products and Measurement	2027
Burnaby, BC, Canada	Friction management products plant	N/A	Rail, Technologies, and Services	2024
Columbia City, IN	Rail processing facility and yard storage	22	Rail, Technologies, and Services	Owned
Hillsboro, TX	Precast concrete facility	9	Precast Concrete Products	Owned
Lebanon, TN	Precast concrete facility	10	Precast Concrete Products	2028
Loudon, TN	Precast concrete facility	51	Precast Concrete Products	Owned
Magnolia, TX	Threading facility	34	Steel Products and Measurement	Owned
Nampa, ID	Precast concrete facility	12	Precast Concrete Products	2029
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail, Technologies, and Services	Owned
Nottingham, United Kingdom	Technology solutions manufacturing	4	Rail, Technologies, and Services	Owned
Pueblo, CO	Rail joint manufacturing facility	9	Rail, Technologies, and Services	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail, Technologies, and Services	2030
Spokane, WA	Concrete tie plant	13	Rail, Technologies, and Services	2025
Waverly, WV	Precast concrete facility	85	Precast Concrete Products	Owned
Willis, TX	Protective coatings facility	16	Steel Products and Measurement	Owned
Willis, TX	Measurement services facility	13	Steel Products and Measurement	Owned
Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.
Including the properties listed above, the Company has a total of 17 sales offices, including its headquarters in Pittsburgh, PA, and 19 warehouses, plants, and yard facilities located throughout the U.S., Canada, Europe, China, and Brazil. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except share data unless otherwise noted)
Stock Market Information
The Company had 305 common shareholders of record on February 28, 2023. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The Company's common stock is traded on the NASDAQ Global Select Market under the symbol: FSTR.
Dividends
During 2022 and 2021 the Company did not declare any quarterly dividends.
The Company’s August 13, 2021 credit facility, as amended, permits it to pay dividends and distributions and to make redemptions with respect to its stock providing no event of default or potential default (as defined in the credit facility) has occurred prior to or after giving effect to the dividend, distribution, or redemption.
Securities Authorized for Issuance Under Equity Compensation Plans
Under the 2006 Omnibus Incentive Plan, as amended and restated in May 2018 (“Omnibus Plan”), and continuing under the 2022 Equity and Incentive Compensation Plan (“Equity and Incentive Plan”) approved by shareholders on June 2, 2022, since May 2018, at each annual meeting of shareholders, where non-employee directors were elected or reelected, as part of their compensation, the non-employee members of the Board of Directors (“Board”) have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement from the date of the grant. Prior to that date, such directors received fully-vested shares. During 2022, pursuant to the Equity and Incentive Compensation Plan, the Company issued approximately 46,000 shares of the Company’s common stock for the annual non-employee director equity award, which shares vest on the one-year anniversary of the date of grant. Commencing in 2020 and ending in December 2021, in addition to the annual restricted stock award, those non-employee directors serving on the Board Strategy Committee were awarded restricted shares on an annual basis subject to a one-year vesting requirement from the date of grant until that committee was disbanded in 2021. During 2022, there were no non-employee directors who elected the option to receive fully-vested shares of the Company’s common stock in lieu of director cash compensation. Through December 31, 2022, there were approximately 321,000 fully vested shares issued under the Omnibus Plan to all non-employee directors who were serving at the time of grant or on the date of vesting of the underlying award. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan, as amended and restated effective December 1, 2022 pursuant to the 2022 Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. As of December 31, 2022, approximately 46,000 deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The Company grants eligible employees restricted stock and performance unit awards under the Omnibus Plan and Equity and Incentive Plans. The forfeitable restricted stock awards generally time-vest ratably over a three-year period, unless indicated otherwise in the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. Commencing in 2022, performance units may be earned annually and converted into performance restricted stock units which settle in common stock at the end of the three year program.
Since 2017, the Company has withheld shares of restricted stock for satisfaction of tax withholding obligations. During 2022 and 2021, the Company withheld 27,636 and 45,288 shares, respectively, for this purpose. The values of the shares withheld were $410 and $732 in 2022 and 2021, respectively.
Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended December 31, 2022 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	600	9.35	—	—
Total	600	$9.35	—	$—
1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

ITEM 6. [RESERVED]
Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data unless otherwise noted)
2022 Developments
During 2022, the Company:
•Produced net sales of $497,497, a decrease of $16,123, or 3.1%, over 2021, reflective of organic growth of 5.6% and growth due to acquisitions of 4.0%, which was offset by a 12.8% reduction due to divestitures;
•Reported gross profit margin of 18.0% for the year, a 120-basis point improvement over prior year;
•Continued its business transformation with the acquisitions of Skratch Enterprises Ltd. and VanHooseCo Precast LLC, for consideration of $7,402 and $52,146, respectively, which contributed to the $68,118 increase in its net debt;
•Divested the Track Components business, resulting in cash proceeds of $7,795;
•Incurred a net loss of $45,677 due to a $37,895 deferred tax asset valuation allowance, pre-tax asset impairment charges of $8,016, and an unfavorable impact from the settlement of long-term commercial contracts for $3,956;
•Reported adjusted EBITDA(a) (earnings before interest, taxes, depreciation, amortization, and certain adjustments), of $24,179; an increase of 29.4% compared to the prior year;
•Amended its Credit Agreement to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction.

(a) The following tables display reconciliations of non-GAAP financial measures for the years ended December 31, 2022 and 2021. EBITDA is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as many investors utilize EBITDA to enhance their ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization. In addition, EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA includes certain adjustments to EBITDA. In 2022, the Company made adjustments to exclude acquisition and divestiture related costs, VanHooseCo acquisition-related inventory step-up amortization and contingent consideration expense, the gain from insurance proceeds, the Crossrail project settlement amount, impairment charges, and the loss (gain) on the sale of the Track Components and Piling Products businesses, respectively. In 2021, the Company made adjustments to exclude the gain associated with the sale of the Piling Products business. The Company views net debt, which is total debt less cash and cash equivalents, as an important metric of the operational and financial health of the organization and useful to investors as an indicator of our ability to incur additional debt and to service our existing debt. Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP. Quantitative reconciliations of EBITDA, adjusted EBITDA, and debt to the non-GAAP financial measures are presented below.

	Year Ended December 31,
	2022	2021
Adjusted EBITDA Reconciliation
Net (loss) income, as reported	$(45,677)	$3,471
Interest expense - net	3,340	2,956
Income tax expense	36,681	1,119
Depreciation expense	8,635	8,051
Amortization expense	6,144	5,836
Total EBITDA from continuing operations	$9,123	$21,433
Acquisition and divestiture costs	2,235	—
Commercial contract settlement	3,956	—
Insurance proceeds	(790)	—
Loss on divestiture of Track Components	467	—
Gain on divestiture of Piling Products	(489)	(2,741)
VanHooseCo inventory adjustment to fair value amortization	1,135	—
VanHooseCo contingent consideration	526	—
Impairment expense	8,016	—
Adjusted EBITDA	$24,179	$18,692

	December 31,
	2022	2021
Net Debt Reconciliation
Total debt	$91,879	$31,251
Less: cash and cash equivalents	(2,882)	(10,372)
Net debt	$88,997	$20,879
Acquisitions and Divestitures
On June 21, 2022 and August 12, 2022, the Company acquired the stock of Skratch for $7,402, and acquired the operating assets of VanHooseCo for $52,146, net of cash acquired at closing, respectively. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail, Technologies, and Services segment and VanHooseCo has been included within the Precast Concrete Products segment. Skratch and VanHooseCo’s net sales were $2,975 and $17,788, respectively, for the year ended December 31, 2022.
On August 1, 2022, the Company divested the assets of its Track Components division for $7,795, subject to indemnification obligations and working capital adjustments. The Track Components division was included in the Rail Products business unit within the Rail, Technologies, and Services segment. The Track Components division's net sales were $9,244 and $14,139 for the year ended December 31, 2022 and 2021, respectively.
On September 24, 2021, the Company completed the sale of its Piling Products division for $23,902 in total proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory associated with the division, as well as the related fixed assets. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement segment. The Piling Products division net sales were $60,819 for the year ended December 31, 2021.

Year-to-date Results Comparison
Results of Operations

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2022	2021	2022 vs. 2021	2022	2021
Net sales	$497,497	$513,620	(3.1)%	100.0%	100.0%
Gross profit	89,611	86,302	3.8	18.0	16.8
Expenses:
Selling and administrative expenses	82,657	75,995	8.8	16.6	14.8
Amortization expense	6,144	5,836	5.3	1.2	1.1
Goodwill and long-lived assets impairment charges (Note 5)	8,016	—	100.0	1.6	—
Operating (loss) profit	(7,206)	4,471	**	(1.4)	0.9
Interest expense - net	3,340	2,956	13.0	0.7	0.6
Other income - net	(1,550)	(3,075)	49.6	(0.3)	(0.6)
(Loss) income from continuing operations before income taxes	(8,996)	4,590	**	(1.8)	0.9
Income tax expense	36,681	1,119	**	7.4	0.2
(Loss) income from continuing operations	$(45,677)	$3,471	**	(9.2)%	0.7%
Diluted (loss) earnings per common share	$(4.25)	$0.34

** Data excluded as management believes it is not meaningful.
Fiscal 2022 Compared to Fiscal 2021 — Company Analysis
Net sales of $497,497 for the year ended December 31, 2022 decreased by $16,123, or 3.1%, compared to the prior year. The change in sales is due in part to the divestitures of the Track Components and Piling Products businesses. Declines from divestitures were partially offset by organic growth in all three segments and the acquisitions of Skratch and VanHooseCo in 2022. Divestitures drove a 12.8% decline in sales, while organic growth and acquisitions drove a 5.6% and 4.0% increase in sales, respectively. Included in the organic sales growth of 5.6% is a $3,956 reduction in sales related to the multi-year Crossrail project in the Company’s Technology Services and Solutions group in the United Kingdom (“Crossrail Settlement”). This settlement reduced both sales and gross profit in 2022.
Gross profit increased by $3,309, or 3.8%, and gross profit margin expanded by 120 basis points to 18.0% despite the impact of the $3,956 Crossrail Settlement. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation. In 2021, the Company sold the Piling Products business and in 2022 it sold the Track Components business, both of which have a lower gross profit margin than the Skratch and VanHooseCo businesses that were acquired in 2022. Gross profit was also negatively impacted in 2022 by a $1,135 purchase accounting adjustment related to the VanHooseCo acquired inventory. In the Company’s legacy business, gross profit was negatively impacted by raw material and labor inflation which was mitigated by pricing actions in the latter part of 2022.
Selling and administrative expenses increased by $6,662, or 8.8%, over the prior year. The increase was primarily attributable to strategic transformation costs of $2,235 in 2022, an increase in personnel related costs of $2,676, including a $435 increase in stock-based compensation expense, and an increase in third-party supplies and services of $1,231 compared to the prior year. Selling and administrative expenses as a percentage of net sales increased to 16.6% from 14.8% due to the increased spending. The net impact of the acquisitions and divestitures was not significant to the change in selling and administrative expenses year over year; however, the 2022 expense included $526 of retention costs associated with the VanHooseCo acquisition.
The Company’s annual goodwill test included a quantitative analysis to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. During 2022, the Company recorded a non-cash impairment charge of $3,011 associated with the Fabricated Bridge reporting unit goodwill, which resides in the Steel Products and Measurement segment, as a result of its annual goodwill test. No other reporting units were impaired as a result of goodwill testing procedures.
The Company also recorded an impairment charge of $4,883 for intangible assets as a result of procedures performed. Such procedures determined that the carrying value of the long-lived asset group related to its Precision Measurement Products and Systems business would not be recoverable. The now fully impaired assets were part of the Steel Products and Measurement segment. For further discussion on the impairment charges, refer to Note 5 of the Notes to the Consolidated Financial Statements.
Interest expense increased by $384, or 13.0%, due to higher outstanding debt throughout the year. The outstanding debt balance increased to $91,879 as of December 31, 2022, compared to $31,251 as of December 31, 2021. The increase in debt was primarily to fund the acquisition of VanHooseCo, which had a purchase price of $52,146, net of cash acquired and the Skratch acquisition, which had a purchase price of $7,402.
Other income for the year ended December 31, 2022 included pre-tax income of $489 from the 2021 sale of the Piling Products division, $790 in insurance proceeds, and $325 received to recover costs associated with environmental cleanup activities. Other expense for the year ended December 31, 2022 included a $467 loss related to the sale of the Track Components business. In the prior year, the Company recorded pre-tax income of $2,741 from the gain on sale of the Piling Products division, all of which was recorded in “Other income-net.”
The Company’s effective income tax rate for 2022 was (407.7)%, compared to 24.4% in the prior year period. The Company’s current year income tax provision included $37,895 expense related to the increase in its valuation allowance against deferred tax assets. For further discussion on the valuation allowance, refer to Note 14 of the Notes to the Consolidated Financial Statements.
As a result of the pre-tax $8,016 impairment charges, the $3,956 pre-tax Crossrail Settlement, and the valuation allowance, the net loss for the year ended December 31, 2022 was $45,677, or $4.25 per diluted share, compared to net income for the 2021 year of $3,471, or $0.34 per diluted share.
Results of Operations — Segment Analysis
Rail, Technologies, and Services

	Year Ended December 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net Sales	$300,592	$299,749	$843	0.3%
Gross Profit	$59,499	$57,249	$2,250	3.9%
Gross Profit Percentage	19.8%	19.1%	0.7%	3.6%
Segment Operating Profit	$11,454	$14,165	$(2,711)	(19.1)%
Segment Operating Profit Percentage	3.8%	4.7%	(0.9)%	(19.4)%
Rail, Technologies, and Services segment sales increased by $843, or 0.3%, compared to the prior year. The acquisition of Skratch resulted in $2,975, or 1.0%, of the increase in sales and the divestiture of the Track Components business resulted in a reduction in sales of $4,895, or 1.6%. Organic sales represented $2,763, or 0.9%, of the total increase in sales year over year and were driven by the Rail Products and Global Friction Management business units, which had increases in sales of $4,041 and $3,642, respectively. The sales volume increase was primarily driven by the Company’s Rail Distribution business and increased demand for Friction Management in North American markets served. The Technology Services and Solutions business unit decreased by $6,633, or 12.9%, driven by the $3,956 Crossrail Settlement as well as an unfavorable foreign currency impact.
Segment gross profit increased by $2,250, or 3.9%, compared to the prior year. The improvement in gross profit dollars and margins is primarily due to the portfolio changes that were a part of our strategic transformation. The Track Components business, which was sold in 2022, had lower gross profit margins than the Skratch business that was acquired in 2022. Gross profit was also impacted in 2022 by the $3,956 Crossrail Settlement. The Rail, Technologies, and Services segment gross profit margin increased by 70 basis points from the prior year due to the portfolio changes made and higher gross profit margins realized in Rail Products.
Segment operating profit declined by $2,711, or 19.1%, compared to the prior year. The decline was driven by the $3,956 Crossrail Settlement and increased employment, travel and entertainment, and advertising costs from the prior year. Additionally, the Skratch acquisition contributed $619 more in selling and administrative expenses in 2022 than the Track Components business that was sold.
During 2022, new orders within the Rail, Technologies, and Services segment increased by 11.5% compared to the prior year. The increase in new orders was attributable to the Rail Products and Global Friction Management business units. Segment backlog increased by 9.0% compared to the prior year, ending 2022 at $105,241.

Precast Concrete Products

	Year Ended December 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net Sales	$104,212	$70,990	$33,222	46.8%
Gross Profit	$18,334	$12,491	$5,843	46.8%
Gross Profit Percentage	17.6%	17.6%	—%	—%
Segment Operating Profit	$1,692	$1,545	$147	9.5%
Segment Operating Profit Percentage	1.6%	2.2%	(0.6)%	(25.4)%
The Precast Concrete Product segment sales increased by $33,222, or 46.8%, compared to the prior year. The acquisition of VanHooseCo contributed $17,788, or 25.1%, of the increase in sales year over year. Sales in the legacy business increased $15,434, or 21.7% year over year, due to a strong demand environment both in the southern and northeastern United States markets.
The Precast Concrete Products segment gross profit increased by $5,843, or 46.8%, compared to the prior year. The gross profit increase was primarily due to increased sales volume within the segment. The gross profit margin remained flat at 17.6%, driven by higher margins associated with the VanHooseCo business, offset by inflationary pressures, including raw material costs, and manufacturing inefficiencies in our legacy Precast business. Although the VanHooseCo margins were accretive to the Precast Concrete Products segment, the gross profit included a $1,135 purchase accounting adjustment related to acquired inventory that negatively impacted margins.
The segment profit of $1,692, increased by $147, compared to the prior year, and was 1.6% of net sales. Operating profit was driven by increased selling and administrative expenses associated with higher personnel costs of $2,647, and an increase in third-party supplies and services of $853, and an increase of $526 in retention costs associated with VanHooseCo from the prior year. The increases to selling and administrative expenses were partially driven by the acquired VanHooseCo business.
For 2022, the Precast Concrete Products segment had a 16.9% increase in new orders and the backlog also increased by 17.3% compared to the prior year. The increase in orders and backlog is attributed to the VanHooseCo acquisition.
Steel Products and Measurement

	Year Ended December 31,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net Sales	$92,693	$142,881	$(50,188)	(35.1)%
Gross Profit	$11,778	$16,562	$(4,784)	(28.9)%
Gross Profit Percentage	12.7%	11.6%	1.1%	9.6%
Segment Operating Loss	$(10,824)	$(2,402)	$(8,422)	(350.6)%
Segment Operating Loss Percentage	(11.7)%	(1.7)%	(10.0)%	(594.6)%
Sales for the Steel Products and Measurement segment in 2022 decreased by $50,188, or 35.1%, compared to the prior year. The decline is attributable to the divested Piling Products business, which drove a sales decrease of $60,819. The decline in sales was partially offset by a $10,631, or 17.5%, increase in the balance of the segment. The Coatings and Measurement business experienced a sales increase of $10,496, or 37.7%, primarily due to increased activity in both traditional markets served and adjacent market applications.
The Steel Products and Measurement segment 2022 gross profit decreased by $4,784, or 28.9%, compared to the prior year due to the sale of the Piling Products business. Gross profit margin increased 110 basis points due to the sale of the less profitable Piling Products business.
The segment operating loss of $10,824, up $8,422 over last year, was driven by a goodwill impairment charge of $3,011 in the Fabricated Bridge business unit and the $5,005 impairment charge for intangible assets related to its Precision Measurement Products and Systems business based in Willis, TX.
For 2022, the Steel Products and Measurement segment had a $4,427, or 3.3%, decrease in new orders compared to the prior year period driven by a $59,288 decline in orders due to the sale of the Piling Products business, offset in part, by strong increases in orders in all of the other businesses. The segment’s backlog as of December 31, 2022 was $86,509, a 92.3% increase compared to the prior year end driven by all business units but primarily the Coatings and Measurement business unit.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under its revolving credit facility, which provides for a total commitment of up to $130,000, of which $37,814 was available for borrowing as of December 31, 2022, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, tax obligations, outstanding purchase obligations, and acquisitions. The Company’s total debt, including finance leases, was $91,879 and $31,251 as of December 31, 2022 and December 31, 2021, respectively, and was primarily comprised of borrowings under its revolving credit facility.
The following table reflects available funding capacity as of December 31, 2022:

	December 31, 2022
Cash and cash equivalents		$2,882
Credit agreement:
Total availability under the credit agreement	$130,000
Outstanding borrowings on revolving credit facility	(91,567)
Letters of credit outstanding	(619)
Net availability under the revolving credit facility		37,814
Total available funding capacity		$40,696
The Company’s cash flows are impacted from period to period by fluctuations in working capital, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of December 31, 2022, but adverse changes in the economic environment and adverse financial conditions of its customers resulting from, among other things, pandemics including COVID-19, may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.
The change in cash and cash equivalents for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Net cash used in continuing operating activities	$(10,576)	$(810)
Net cash (used in) provided by continuing investing activities	(56,418)	17,822
Net cash provided by (used in) continuing financing activities	60,240	(13,904)
Effect of exchange rate changes on cash and cash equivalents	(736)	(47)
Net cash used in discontinued operations	—	(253)
Net (decrease) increase in cash and cash equivalents	$(7,490)	$2,808
Cash Flows from Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $10,576, compared to $810 from continuing operations during the prior year. For the year ended December 31, 2022, net loss and adjustments to reconcile net loss from operating activities provided $15,246, compared to $16,745 in 2021. Working capital and other assets and liabilities used $25,822 in the current period compared to $17,555 during 2021, including payments of $8,000 in 2022 and 2021 related to the Union Pacific Railroad Concrete Tie Settlement.
The Company’s calculation of DSO was 48 days as of December 31, 2022 compared to 45 days as of December 31, 2021.
Cash Flows from Investing Activities
For the year ended December 31, 2022, the Company had capital expenditures of $7,633, a $3,013 increase from 2021. The expenditures were primarily related to plant expansions within our Precast segment, including those related to the second VanHooseCo operating location, implementations of the Company’s ERP system, and general plant and operational improvements throughout the Company. The capital expenditures during 2021 relate to plant expansions within our Precast segment, including expenditures related to the relocation of the Precast Boise facility in 2020, the implementations of the Company’s ERP system, and general plant and operational improvements throughout the Company. In 2022, the Company received cash proceeds of $8,800 primarily from the sale of its Track Components business. Cash used for investing activities for the year ended December 31, 2022 included cash paid of $57,852 for the acquisitions of VanHooseCo and Skratch in 2022. In 2021 the Company received cash proceeds of $22,707 from the sale of the Piling Products business.

Cash Flows from Financing Activities
The Company increased its outstanding debt by $60,832 during the year ended December 31, 2022, primarily from the borrowings used to fund the acquisitions of Skratch and VanHooseCo. During the year ended December 31, 2021, the Company reduced outstanding debt by $13,735, primarily from the net proceeds from the sale of the Piling Products division. During the years ended December 31, 2022 and 2021, the Company paid financing fees of $182 and $406, respectively, related to its Credit Agreement (as defined below). For the years ended December 31, 2022 and 2021, the Company repurchased 27,636 and 45,288 shares of its stock, respectively, for $410 and $732, respectively, all of which were withheld from employees to pay their withholding taxes in connection with the vesting of stock awards.
Financial Condition
The Company used $10,576 from cash flows from operations during 2022, which was primarily utilized to fund working capital needs. As of December 31, 2022, the Company had $2,882 in cash and cash equivalents and $37,814 of availability under its revolving credit facility, subject to covenant restrictions.
Principal uses of cash in recent years have been to fund operations, including capital expenditures, and service indebtedness. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital, and borrowing capacity.
Non-domestic cash balances of $2,012 are held in various locations throughout the world. Should management determine that the cash balances of its foreign subsidiaries exceed its projected working capital needs, excess funds may be repatriated and subject to additional income taxes.
On August 13, 2021, the Company entered into the Fourth Amended and Restated Credit Agreement (as amended, modified and supplemented, the “Credit Agreement”). The Credit Agreement modifies the prior revolving credit facility, as amended, to provide more favorable terms to the Company and extends the maturity date from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers (as defined in the Credit Agreement) up to $130,000 (a $15,000 increase over the previous commitment) with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. On August 12, 2022, the Company amended its Credit Agreement to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the maximum gross leverage ratio covenant through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit facilities, please refer to Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. As of December 31, 2022, the Company was in compliance with the covenants in the Credit Agreement.
To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The Company also accounted for $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges. During the year ended December 31, 2020, the Company dedesignated the cash flow hedges and now accounts for the $50,000 tranche of interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. During February 2022, the $50,000 tranche of interest rate swaps expired. As of December 31, 2022 and December 31, 2021 the swap asset was $1,930 and $175, respectively. The swap liability was $159 as of December 31, 2021.
On August 1, 2022, the Company divested the assets of its rail spikes and anchors Track Components business located in St-Jean-sur-Richelieu, Quebec, Canada. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments, resulting in a pre-tax loss of $467. The Track Components business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment. On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total proceeds, resulting in a pre-tax gain of $489. The Piling Products division was included in the Fabricated Steel business unit within the Steel Products and Measurement segment.
The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility will provide sufficient liquidity to provide the flexibility to operate the business in a prudent manner, continue to service outstanding debt, and to selectively pursue accretive acquisitions to further the Company’s strategic initiatives.

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2022	2021
Rail, Technologies, and Services	$105,241	$96,573
Precast Concrete Products	80,501	68,636
Steel Products and Measurement	86,509	44,980
Total backlog	$272,251	$210,189
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2023 expressed an unqualified opinion thereon.

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

Revenue recognition – contract estimates
Description of the Matter	As explained in Notes 1 and 4 to the consolidated financial statements, revenue is recognized when the Company satisfies its performance obligations under a contract. The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. For the year ended December 31, 2022, the Company recorded $67.1 million of over time input method revenue within net sales on its consolidated statement of operations. Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor costs, sub-contractor costs, material costs, and total collections from the customer. Significant changes in the above estimates could impact the timing and amount of revenue and profitability of the Company’s long-term contracts.

Auditing these estimates requires auditor judgment because of the significant management judgment necessary to develop the estimated assumptions at completion due to the size and identified risks for each contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant internal controls over the Company’s process relating to the determination of estimates for long-term projects. For example, we evaluated the design and tested the operating effectiveness of controls over management’s review of the current status of long-term projects, accumulation of costs incurred, costs remaining to complete and total contract value.

To test the total estimates for long term contracts, our audit procedures included, among others, obtaining an understanding of the contract, evaluating the consistency of estimated costs with the initial budget, and understanding margin changes throughout the life of the contract. We also performed a retrospective review of management’s estimates for a sample of completed contracts by comparing initial estimates with the actual historical data to assess management’s ability to estimate.

Valuation of goodwill for the Rail Technologies and Precast Concrete Products Reporting Units
Description of the Matter
At December 31, 2022, the Company had $30.7 million of goodwill on its consolidated balance sheet. As more fully described in Notes 1 and 5 to the consolidated financial statements, during 2022, weakened economic conditions, unfavorable changes in foreign exchange rates, and recent increases in the cost of certain materials, labor, and other inflation-related pressures unfavorably impacted the financial results. Because of these challenging market conditions, the Company was required to perform a quantitative test of goodwill for these reporting units. Significant assumptions used in the Company’s fair value estimate included revenue growth, EBITDA contribution, and market participant assumptions.

Auditing the goodwill test was complex, as it included estimating the fair value of the reporting units. In particular, the fair value estimates are sensitive to the significant assumptions named above, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s goodwill impairment review process, including controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as described above.

To test the fair value of the reporting unit, our audit procedures included, among others, involving our valuation specialists to assist in assessing the valuation methodologies utilized by the Company and its valuation expert and testing the significant assumptions and underlying data used by the Company. We compared the significant assumptions used by management to historical performance and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in fair values that would result from changes in the assumptions. We reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and assessed the resulting control premium.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
March 10, 2023

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,882	$10,372
Accounts receivable - net (Note 6)	82,455	55,911
Contract assets (Note 4)	33,613	36,179
Inventories - net (Note 7)	75,721	62,871
Other current assets	11,061	14,146
Total current assets	205,732	179,479
Property, plant, and equipment - net (Note 8)	85,344	58,222
Operating lease right-of-use assets - net (Note 9)	17,291	15,131
Other assets:
Goodwill (Note 5)	30,733	20,152
Other intangibles - net (Note 5)	23,831	31,023
Deferred tax assets (Note 14)	24	37,242
Other assets	2,355	1,346
TOTAL ASSETS	$365,310	$342,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,782	$41,411
Deferred revenue (Note 4)	19,452	13,411
Accrued payroll and employee benefits	10,558	9,517
Current portion of accrued settlement (Note 18)	8,000	8,000
Current maturities of long-term debt (Note 10)	127	98
Other accrued liabilities	16,192	13,757
Total current liabilities	103,111	86,194
Long-term debt (Note 10)	91,752	31,153
Deferred tax liabilities (Note 14)	3,109	3,753
Long-term portion of accrued settlement (Note 18)	8,000	16,000
Long-term operating lease liabilities (Note 9)	14,163	12,279
Other long-term liabilities	7,577	9,606
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2022 and December 31, 2021, 11,115,779; shares outstanding at December 31, 2022 and December 31, 2021, 10,776,827 and 10,670,343, respectively (Note 11)	111	111
Paid-in capital	41,303	43,272
Retained earnings	123,169	168,733
Treasury stock - at cost, common stock, shares at December 31, 2022 and December 31, 2021, 338,952 and 445,436, respectively (Note 11)	(6,240)	(10,179)
Accumulated other comprehensive loss (Note 12)	(21,165)	(18,845)
Total L.B. Foster Company stockholders’ equity	137,178	183,092
Noncontrolling interest	420	518
Total stockholders’ equity	137,598	183,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,310	$342,595

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2022	2021
Sales of goods	$436,821	$450,241
Sales of services	60,676	63,379
Total net sales (Note 4)	497,497	513,620
Cost of goods sold	355,106	374,366
Cost of services sold	52,780	52,952
Total cost of sales	407,886	427,318
Gross profit	89,611	86,302
Selling and administrative expenses	82,657	75,995
Amortization expense (Note 5)	6,144	5,836
Goodwill and long-lived assets impairment charges (Note 5)	8,016	—
Operating (loss) income	(7,206)	4,471
Interest expense - net	3,340	2,956
Other income - net (Note 19)	(1,550)	(3,075)
(Loss) income before income taxes	(8,996)	4,590
Income tax expense (Note 14)	36,681	1,119
Net (loss) income	(45,677)	3,471
Net loss attributable to noncontrolling interest	(113)	(83)
Net (loss) income attributable to L.B. Foster Company	(45,564)	3,554
Discontinued operations:
Income from discontinued operations before income taxes	—	72
Income tax expense (Note 14)	—	—
Income from discontinued operations	—	72
Net (loss) income attributable to L.B. Foster Company	$(45,564)	$3,626
Basic (loss) earnings per common share:
From continuing operations	$(4.25)	$0.33
From discontinued operations	—	0.01
Basic (loss) earnings per common share (Note 13)	$(4.25)	$0.34
Diluted (loss) earnings per common share:
From continuing operations	$(4.25)	$0.33
From discontinued operations	—	0.01
Diluted (loss) earnings per common share (Note 13)	$(4.25)	$0.34

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2022	2021
Net (loss) income from continuing operations	$(45,677)	$3,471
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,639)	(920)
Unrealized gain on cash flow hedges, net of tax expense of $0 and $44, respectively	1,755	131
Cash flow hedges reclassified to earnings, net of tax expense of $0 and $235, respectively	159	703
Pension and post-retirement benefit plans benefit, net of tax benefit of $357 and $422, respectively	1,352	1,436
Reclassification of pension liability adjustments to earnings, net of tax expense of $6 and benefit of $19, respectively*	53	55
Total comprehensive (loss) income from continuing operations	(47,997)	4,876
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(113)	(83)
Foreign currency translation adjustment	15	(18)
Amounts attributable to noncontrolling interest	(98)	(101)
Comprehensive (loss) income from continuing operations attributable to L.B. Foster Company	$(47,899)	$4,977

* Reclassifications out of Accumulated other comprehensive loss for pension obligations are reflected in Selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(45,677)	$3,471
Adjustments to reconcile net (loss) income to cash (used in) provided by continuing operating activities:
Deferred income taxes	35,785	139
Depreciation	8,635	8,051
Amortization	6,144	5,836
Asset impairments	8,016	—
Equity income in nonconsolidated investment	(74)	(7)
(Gain) loss on sales and disposals of property, plant, and equipment	(177)	51
Stock-based compensation	2,380	1,945
Loss (gain) on asset divestiture	214	(2,741)
Change in operating assets and liabilities:
Accounts receivable	(25,061)	2,294
Contract assets	(540)	1,325
Inventories	(11,798)	(3,973)
Other current assets	3,555	367
Other noncurrent assets	(2,136)	158
Accounts payable	10,066	(13,641)
Deferred revenue	4,649	6,285
Accrued payroll and employee benefits	1,225	344
Accrued settlement	(8,000)	(8,000)
Other current liabilities	876	(2,407)
Other liabilities	1,342	(307)
Net cash used in continuing operating activities	(10,576)	(810)
Net cash used in discontinued operating activities	—	(253)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	267	30
Capital expenditures on property, plant, and equipment	(7,633)	(4,620)
Acquisitions, net of cash acquired	(57,852)	(229)
Proceeds from asset divestiture	8,800	22,707
Capital contributions to nonconsolidated investment	—	(66)
Net cash (used in) provided by continuing investing activities	(56,418)	17,822
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(188,437)	(183,372)
Proceeds from debt	249,269	169,637
Debt issuance costs	(182)	(406)
Treasury stock acquisitions	(410)	(732)
Investment of noncontrolling interest	—	969
Net cash provided by (used in) continuing financing activities	60,240	(13,904)
Effect of exchange rate changes on cash and cash equivalents	(736)	(47)
Net (decrease) increase in cash and cash equivalents	(7,490)	2,808
Cash and cash equivalents at beginning of period	10,372	7,564
Cash and cash equivalents at end of period	$2,882	$10,372
Supplemental disclosure of cash flow information:
Interest paid	$2,701	$2,615
Income taxes (received) paid	$(5,007)	$1,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance, December 31, 2020	$111	$44,583	$165,107	$(12,703)	$(20,268)	$—	$176,830
Net income (loss)	—	—	3,626	—	—	(83)	3,543
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	1,491	—	1,491
Foreign currency translation adjustment	—	—	—	—	(902)	(18)	(920)
Unrealized derivative loss on cash flow hedges	—	—	—	—	131	—	131
Cash flow hedges reclassified to earnings	—	—	—	—	703	—	703
Issuance of 107,053 common shares, net of shares withheld for taxes	—	(3,256)	—	2,524	—	—	(732)
Stock-based compensation	—	1,945	—	—	—	—	1,945
Investment of noncontrolling interest	—		—	—	—	619	619
Balance, December 31, 2021	111	43,272	168,733	(10,179)	(18,845)	518	183,610
Net loss	—	—	(45,564)	—	—	(113)	(45,677)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	1,405	—	1,405
Foreign currency translation adjustment	—	—	—	—	(5,639)	15	(5,624)
Unrealized derivative gain on cash flow hedges	—	—	—	—	1,755	—	1,755
Cash flow hedges reclassified to earnings	—	—	—	—	159	—	159
Issuance of 106,484 common shares, net of shares withheld for taxes	—	(4,349)	—	3,939	—	—	(410)
Stock-based compensation	—	2,380	—	—	—	—	2,380
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
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
L.B. Foster Company (together with its subsidiaries, the “Company”) is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company is organized and operates in three reporting segments: Rail, Technologies, and Services (“Rail”), Precast Concrete Products (“Precast”), and Steel Products and Measurement. The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Precast segment is composed of five precast concrete manufacturing facilities across the United States (“U.S.”) providing engineered precast concrete solutions. The Steel Products and Measurement segment is composed of fabricated bridge, protective coating, threading, and precision measurement offerings across North America.
On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402, which is inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail segment.
On August 1, 2022 the Company divested the assets of its Track Components business for $7,795 in cash proceeds, subject to indemnification obligations and working capital adjustments. The Track Components business was reported in the Rail Products business unit within the Rail segment.
On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast LLC (“VanHooseCo”) for $52,146, net of cash acquired at closing, subject to the finalization of net working capital adjustments. An amount equal to $2,500 of the purchase price was deposited into an escrow account to cover breaches of representations and warranties. VanHooseCo has been included in the Company’s Precast segment.
On September 24, 2021, the Company completed the sale of its Piling Products business for $23,902 in total proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory associated with the division, as well as the related fixed assets. The Piling Products business was included in the Fabricated Steel Products business unit within the Steel Products and Measurement segment.
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
Cash and cash equivalents held in non-domestic accounts were $2,012 and $6,168 as of December 31, 2022 and 2021, respectively.
Accounts Receivable
Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.
Inventory
Inventory is valued at the lower of average cost or net realizable value. Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, inventory turnover, and the age of the inventory. Inventory contains product costs, including materials, inbound freight, direct labor, overhead costs relating to the manufacturing and distribution of products, and absorption costs representing the excess manufacturing or production costs over the amounts charged to the cost of sales or services.
Property, plant, and equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 8 to 40 years for buildings and 2 to 50 years for machinery and equipment. Leasehold improvements are amortized over 7 to 19 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no material property, plant, and equipment impairments recorded for the years ended December 31, 2022 and 2021.
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
Allowance for credit losses
The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns, bad debt expense experience, current and expected market conditions, and any other relevant subjective adjustments as needed. Trade receivables are pooled within the calculation based on a range of ages, grouping receivables of similar credit risk together.
Reserve thresholds to calculate the allowance for credit loss are based on historic collection patterns, bad debt expense incurred, and expected future trends of collections. Management maintains high-quality credit review practices and positive customer relationships that mitigate credit risks. The Company’s reserves are regularly reviewed and revised as necessary. Reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations.
The Company has also established policies regarding allowance for credit losses associated with contract assets, which includes standalone reserve assessments for its long term, complex contracts as needed as well as detailed regular review and updates to contract margins, progress, and value. A standard reserve threshold is applied contract assets related to short term, less complex contracts. Management also regularly reviews collection patterns and future expected collections and makes necessary revisions to allowance for credit losses related to contract assets.
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
The Company’s fourth quarter 2022 annual test included the assessment of a quantitative analysis to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The quantitative assessment considers fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s quantitative analysis considered and evaluated each of the three traditional approaches to value: the income approach, the market approach, and the asset approach. The Company primarily relied on the discounted cash flow method within the income approach to value the reporting units. Any impairment charges are based on both historic and future expected business results that no longer support the carrying value of the reporting unit. The Company also monitors the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses to assess for asset impairment.
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
Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2022 and 2021, the product warranty reserve was $870 and $1,042, respectively.
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
The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets. As prescribed by the FASB’s ASC 740, “Income Taxes” and applicable guidance, valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The guidance requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results. The Company has concluded that for purposes of quantifying valuation allowances, it would be appropriate to consider the reversal of taxable temporary differences related to indefinite-lived intangible assets when assessing the realizability of deferred tax assets that upon reversal, would give rise to operating losses that do not expire.
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
Foreign currency translation
The assets and liabilities of the Company’s foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of “Accumulated other comprehensive loss” within the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in “Other income or expense.” For the years ended December 31, 2022 and 2021, foreign currency transaction loss of $434 and $452, respectively, were included in “Other income - net” in the Consolidated Statements of Operations.
Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2022 and 2021, research and development expenses were $2,219 and $2,233, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail segment.
Recently issued accounting guidance
In March 2020, the FASB issued Accounting Standards Update 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company did not identify any material impact from the provision of ASU 2020-04 on its financial condition, results of operations, and cash flows.
Note 2. Business Segments
The Company is a global solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia where it markets its products and services primarily through an internal sales force. The Company has three reporting segments: the Rail, Technologies, and Services segment, the Precast Concrete Products segment, and the Steel Products and Measurement segment. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available.
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
The Company’s Rail, Technologies, and Services reporting segment is the aggregation of the Rail Products and Global Friction Management and the Technology Services and Solutions operating segments, which was evaluated based on the factors outlined above. The Rail, Technologies, and Services reporting segment engineers, manufactures, and assembles friction management products and railway wayside data collection, application systems, railroad condition monitoring systems and equipment, wheel impact load detection systems, management systems, and provides services for these products. The Rail, Technologies, and Services segment also provides a full line of new and used rail, trackwork, and accessories to railroads, mines, and other customers in the rail industry as well as designs and produces insulated rail joints, power rail, track fasteners, concrete railroad ties, coverboards, and special accessories for mass transit and other rail systems. In addition, the Rail, Technologies, and Services segment provides controls, display, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience. On June 21, 2022, the Company acquired the stock of Skratch, located in Telford, United Kingdom, which offers a single-point supply solution model for clients, and enabling large scale deployments of its intelligent digital signage solutions. Skratch’s service offerings include design, prototyping and proof of concept, hardware and software, logistics and warehousing, installation, maintenance, content management, and managed monitoring. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail, Technologies, and Services segment. Additionally, on August 1, 2022, the Company divested its Track Components business located in St-Jean-sur-Richelieu, Quebec, Canada, which resulted in a pre-tax loss of $467. Results of the Track Components business are included in the Company’s Rail Products business unit within the Rail, Technologies, and Services segment.
The Company’s Precast Concrete Products segment produces precast concrete buildings and a variety of specialty precast concrete products for use in several infrastructure end markets, including transportation and general infrastructure. Precast concrete buildings are primarily used as restrooms, concession stands, and protective storage buildings in national, state, and municipal parks, while other precast products include sound walls, bridge beams, box culverts, septic tanks, and other custom pre-stressed products. On August 12, 2022, the Company acquired the operating assets of VanHooseCo, a privately-held business headquartered in Loudon, Tennessee, specializing in precast concrete walls, water management products, and traditional precast products for the industrial, commercial, and residential infrastructure markets and has been included in the Precast Concrete Products segment.
The Company’s Steel Products and Measurement segment sells bridge decking, bridge railing, structural steel fabrications, expansion joints, bridge forms and other products for highway construction and repair. This segment also produces threaded pipe products for industrial water well and irrigation markets as well as the oil and gas markets. Lastly, this segment provides pipe coatings for oil and gas pipelines and utilities, precision measurement systems for the oil and gas market. On September 24, 2021, the Company completed the sale of its Piling Products business. The Company retained all pre-closing receivables and liabilities associated with the business. The sale included substantially all inventory and fixed assets held by the Company associated with the division. Results of the Piling Products business were included in the Company’s Steel Products and Measurement segment.
Segment profit from operations includes allocated corporate operating expenses. Operating expenses related to corporate headquarter functions were allocated to each segment based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1.

The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2022:

	2022
	Net Sales	Segment Operating Profit (Loss)	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$300,592	$11,454	$172,111	$5,620	$1,218
Precast Concrete Products	104,212	1,692	108,598	3,162	2,833
Steel Products and Measurement	92,693	(10,824)	54,516	4,502	267
Total	$497,497	$2,322	$335,225	$13,284	$4,318
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2021:

	2021
	Net Sales	Segment Operating Profit (Loss)	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$299,749	$14,165	$171,608	$6,089	$1,081
Precast Concrete Products	70,990	1,545	48,740	1,716	2,441
Steel Products and Measurement	142,881	(2,402)	58,377	4,738	78
Total	$513,620	$13,308	$278,725	$12,543	$3,600
During 2022 and 2021, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments were immaterial and eliminated in consolidation.
Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2022	2021
Income from operations:
Total segment operating profit	$2,322	$13,308
Interest expense - net	(3,340)	(2,956)
Other income - net	1,550	3,075
Corporate expense and other unallocated charges	(9,528)	(8,837)
(Loss) income from continuing operations before income taxes	$(8,996)	$4,590
Assets:
Total segment assets	$335,225	$278,725
Unallocated corporate assets	30,085	63,870
Assets	$365,310	$342,595
Depreciation/Amortization:
Total segment depreciation/amortization	$13,284	$12,543
Corporate depreciation/amortization	1,495	1,344
Depreciation/amortization	$14,779	$13,887
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$4,318	$3,600
Corporate expenditures for long-lived assets	3,315	1,020
Expenditures for long-lived assets	$7,633	$4,620

The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2022	2021
United States	$378,339	$391,218
Canada	38,489	36,477
United Kingdom	46,590	57,600
Other	34,079	28,325
Total net sales	$497,497	$513,620
The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2022	2021
United States	$82,846	$53,527
Canada	110	2,597
United Kingdom	1,533	1,668
Other	855	430
Total property, plant, and equipment - net	$85,344	$58,222
The following table summarizes the Company’s sales by major product and service line for the years ended December 31:

	December 31,
	2022	2021
Rail Products and Global Friction Management	$255,713	$248,237
Technology Services and Solutions	44,879	51,512
Rail, Technologies, and Services	300,592	299,749
Precast Concrete Buildings	61,143	55,993
Other Precast Concrete Products	43,069	14,997
Precast Concrete Products	104,212	70,990
Coatings and Measurement	38,329	27,833
Fabricated Steel Products	54,364	115,048
Steel Products and Measurement	92,693	142,881
Total net sales	$497,497	$513,620
Note 3. Acquisitions and Divestitures
Skratch Enterprises Ltd.
On June 21, 2022, the Company acquired the stock of Skratch for $7,402, which is inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. Located in Telford, United Kingdom, Skratch offers a single-point supply solution model for clients, and enables large scale deployments of its intelligent digital signage solutions. Skratch’s service offerings include design, prototyping and proof of concept, hardware and software, logistics and warehousing, installation, maintenance, content management, and managed monitoring. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail, Technologies, and Services segment.
VanHooseCo Precast LLC
On August 12, 2022, the Company acquired the operating assets of VanHooseCo, a privately-held business headquartered in Loudon, Tennessee specializing in precast concrete walls, water management products, and traditional precast products for the industrial, commercial, and residential infrastructure markets. The Company acquired VanHooseCo for $52,146, net of cash acquired at closing, subject to the finalization of net working capital adjustments. An amount equal to $2,500 of the purchase price was deposited in an escrow account in order to cover breaches of representations and warranties. The acquisition agreement includes two employment agreements whereby principals have the ability to earn up to an additional $1,000 dependent upon the successful completion of the principals’ employment agreements. VanHooseCo has been included in the Company’s Precast Concrete Products segment.
Acquisition Summary
Each transaction was accounted for under the acquisition method of accounting under U.S. GAAP which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represents the value paid for each acquisition’s enhancement to the Company’s product and service offerings and capabilities, as well as a premium payment related to the ability to control the acquired assets, as well as the assembled workforce provided. Acquisition costs for the year ended December 31, 2022 were $2,043 and were recognized as part of the Company’s selling and administrative expenses.
VanHooseCo contributed net sales of $17,788 and operating profit of $1,555 to the Company’s consolidated results for the period from August 12, 2022 through December 31, 2022.
The table below summarizes the Company’s results as though the VanHooseCo acquisition had been completed on January 1, 2022. Certain of VanHooseCo’s historical amounts were reclassified to conform to the Company’s financial presentation of operations, which included recording inventory and property, plant, and equipment at fair market value, to establish intangible assets, to remove deferred compensation expense, and to include interest expense for the additional borrowings. The following unaudited pro forma information is provided for informational purposes only and does not represent what consolidated results of operations would have been had the VanHooseCo acquisition occurred on January 1, 2021 nor are they necessarily indicative of future consolidated results of operations.

	Year Ended December 31,
	2022	2021

	Unaudited
Net sales	$522,997	$540,359
Net (loss) income attributable to L.B. Foster Company	(44,564)	2,223
Diluted (loss) earnings per share
As reported	$(4.25)	$0.33
Pro forma	$(4.16)	$0.21

The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of the VanHooseCo and Skratch acquisitions:

Allocation of purchase price	VanHooseCo	Skratch
Current assets, net of cash acquired on the acquisition date	$11,138	$1,129
Property, plant, and equipment	30,410	174
Goodwill	8,221	5,549
Other intangibles	5,442	1,750
Liabilities assumed	(3,065)	(1,200)
Total	$52,146	$7,402

The following table summarizes estimates of the fair values of the VanHooseCo and Skratch identifiable intangible assets acquired:

	VanHooseCo		Skratch
Identifiable intangible assets	Weighted Average Amortization Period In Years	Net Carrying Amount	Weighted Average Amortization Period In Years	Net Carrying Amount
Non-compete agreements	0	$—	1	$27
Customer relationships	5	3,578	3	1,349
Trademarks and trade names	10	1,537	10	374
Favorable lease	6	327	0	—
Total		$5,442		$1,750
The Company made an allocation of the purchase price for the VanHooseCo and Skratch acquisitions as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These fair value measurements are classified as Level 3 in the fair value hierarchy. See Note 16 for a description of the fair value hierarchy.
Due to the timing of the acquisitions, values shown in the table above are preliminary. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

Divestiture Summary
On August 1, 2022, the Company divested its Track Components business located in St-Jean-sur-Richelieu, Quebec, Canada. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments, resulting in a pre-tax loss of $467. The Track Components business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.
On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total proceeds resulting in a pre-tax gain of $3,230. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement segment.
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
The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure projects within the Rail segment, precast concrete buildings within the Precast Concrete Products segment, and long-term bridge projects within the Fabricated Steel Products division and custom precision metering systems within the Coatings and Measurement division in the Steel Products and Measurement segment. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. The Company records contract liabilities in “Deferred revenue” within the Consolidated Balance Sheets.
Deferred revenue of $19,452 and $13,411 as of December 31, 2022 and 2021, respectively, consisted of customer billings or payments received for which the revenue recognition criteria had not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects.
For the years ended December 31, 2022 and 2021, revenue recognized over time was as follows:

	Year Ended December 31,		Percentage of Total Net Sales Year Ended December 31,
	2022	2021	2022	2021
Over time input method	$67,116	$100,787	13.5%	19.6%
Over time output method	68,794	52,844	13.8	10.3
Total over time sales	$135,910	$153,631	27.3%	29.9%
Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards, and incentive fees. Contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments related to the estimates above, customer disputes, or changes in contract terms could impact the timing and amount of revenue recognized and, accordingly, the timing and amount of associated income. In the event that a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.
The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 72.7% and 70.1% of revenue for the years ended December 31, 2022 and 2021, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer upon shipment and revenue is not recognized until the customer has received the products at a designated physical location.
For the years ended December 31, 2022 and 2021, net sales by the timing of the transfer of goods and services were as follows:

Year Ended December 31, 2022	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$241,759	$43,069	$76,759	$361,587
Over time	58,833	61,143	15,934	135,910
Total net sales	$300,592	$104,212	$92,693	$497,497

Year Ended December 31, 2021	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$232,880	$21,351	$105,758	$359,989
Over time	66,869	49,639	37,123	153,631
Total net sales	$299,749	$70,990	$142,881	$513,620

See Note 2 for additional information for the Company’s net sales by major product and service category.
The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities), included in deferred revenue on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the Company's contract asset balances were $33,613 and $36,179, respectively, with significant changes during the year due to transfers of contract assets to receivables of $15,018 and $24,501, respectively.
As of December 31, 2022 and 2021, contract liabilities, recorded within deferred revenue, were $6,781 and $3,245, respectively. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is not recognized until title, ownership, and risk of loss have passed to the customer. Significant changes in contract liabilities during the year ended December 31, 2022 and 2021 included increases of $2,910 and $3,245, respectively, due to billings in excess of costs, excluding amounts recognized as revenue during the period. During the years ended December 31, 2022 and 2021, contract liabilities were reduced due to revenue recognized of $2,665 and $917, respectively, from contract liability balances.
As of December 31, 2022, the Company had approximately $272,251 of remaining performance obligations, which is also referred to as backlog. Approximately 8.3% of the backlog as of December 31, 2022 was related to projects that are anticipated to extend beyond December 31, 2023.
Note 5. Goodwill and Other Intangible Assets
As of December 31, 2022 and 2021, the following table represents the goodwill balance by reportable segment:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2020:	$14,743	$2,586	$3,011	$20,340
Acquisitions	—	(22)	—	(22)
Foreign currency translation impact	(166)	—	—	(166)
Balance as of December 31, 2021:	14,577	2,564	3,011	20,152
Acquisitions	5,549	8,221	—	13,770
Foreign currency translation impact	(178)	—	—	(178)
Impairment charges	—	—	(3,011)	(3,011)
Balance as of December 31, 2022:	$19,948	$10,785	$—	$30,733
In conjunction with our annual goodwill impairment test performed during the fourth quarter of 2022, the Company determined it was necessary to perform a quantitative test for impairment of goodwill due to weakened economic conditions, unfavorable changes in foreign exchange rates, and recent increases in the cost of certain materials, labor, and other inflation-related pressures unfavorably impacted the financial results.
The Company determined the implied fair values of its reporting units by using Level 3 unobservable inputs, which incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical purchase, to develop the discounted cash flows of the respective reporting units. Significant Level 3 inputs included estimates of future revenue growth, gross margin, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The results of the test indicated that the

Fabricated Bridge Products reporting unit’s respective fair value was less than its carrying value. All other reporting units that maintain goodwill adequately exceeded their carrying value and were not subject to impairment. However, headroom in the Rail Technologies and Precast Concrete Products reporting units indicate that should results or future projections diverge from current expectations, the reporting units could be subject to future impairment.
As a result of the procedures performed as outlined above, the Company impaired 100% of goodwill held in the Fabricated Bridge reporting unit in the fourth quarter of 2022, resulting in a non-cash pre-tax impairment charge of $3,011.
As of December 31, 2022 and 2021, the components of the Company’s intangible assets were as follows:

	December 31, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$27	$(16)	$11
Patents	10	330	(187)	143
Customer relationships	16	27,184	(14,129)	13,055
Trademarks and trade names	16	7,933	(3,989)	3,944
Technology	14	32,201	(25,827)	6,374
Favorable lease	6	327	(23)	304
		$68,002	$(44,171)	$23,831

	December 31, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$385	$(218)	$167
Customer relationships	18	36,163	(18,222)	17,941
Trademarks and trade names	16	7,801	(4,702)	3,099
Technology	13	35,772	(25,956)	9,816
		$80,121	$(49,098)	$31,023
Intangible assets are amortized over their useful lives ranging from 1 to 25 years, with a total weighted average amortization period of approximately 15 years. Amortization expense for the years ended December 31, 2022 and 2021 were $6,144 and $5,836, respectively. During the year ended December 31, 2022, the Company’s gross carrying value of customer relationships and technology intangible assets were reduced by $5,448 and $471, respectively, and the net carrying amount of customer relationships and technology intangible assets were reduced by $2,869 and $7, respectively, as a result of the August 1, 2022 disposition of the Track Components business.
Estimated annual amortization expense for the years ending December 31, 2023 and thereafter is as follows:

Year Ending December 31,
2023	$5,268
2024	4,273
2025	2,878
2026	2,268
2027	1,953
2028 and thereafter	7,191
$23,831
During the year ended December 31, 2022, management performed a recoverability test on a reporting unit for which there was an indication that it was more likely that not that the carrying value of the long-lived asset group would not be recoverable. The results of this test concluded that the long-lived assets associated with the Company’s Precision Measurement Products and Systems business based in Willis, TX, which resides in the Steel Products and Measurement segment, had carrying values in excess of their fair value. Based on third party valuation and appraisal reports, the Company developed a reasonable fair value of the long-lived assets for this reporting unit. As a result of the analysis and valuation exercises performed, in the fourth quarter of 2022, the Company recorded $4,883 in non-cash, pre-tax impairment charges associated with the reporting unit’s intangible assets, equal to 100% of their carrying value. Impairment was inclusive of $3,828, $394, and $661 related to customer relationships, trade name, and developed technology, respectively.

Note 6. Accounts Receivable
Accounts receivable as of December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
Accounts receivable	$83,268	$56,458
Allowance for credit losses	(813)	(547)
Accounts receivable - net	$82,455	$55,911
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were an expense of $382 and income of $87 for the years ended December 31, 2022 and 2021, respectively.
The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
December 31, 2021	$547
Current period provision	382
Write-off against allowance	(116)
December 31, 2022	$813

Note 7. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2022 and 2021 are summarized in the following table:

	December 31,
	2022	2021
Finished goods	$41,431	$23,822
Work-in-process	9,693	10,738
Raw materials	24,597	28,311
Inventories - net	$75,721	$62,871

Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Land	$5,284	$6,224
Improvements to land and leaseholds	19,956	15,416
Buildings	34,814	27,206
Machinery and equipment, including equipment under finance leases	123,806	112,021
Construction in progress	5,552	1,194
Gross property, plant, and equipment	189,412	162,061
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(104,068)	(103,839)
Property, plant, and equipment - net	$85,344	$58,222
Depreciation expense, including amortization of assets under finance leases, for the years ended December 31, 2022 and 2021 amounted to $8,635 and $8,051, respectively.
There were no material property, plant, and equipment impairments recorded for the year ended December 31, 2022 and 2021.
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
The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of December 31, 2022, its leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.
The balance sheet components of the leases were as follows as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$17,291	$15,131
Other current liabilities	$3,128	$2,852
Long-term operating lease liabilities	14,163	12,279
Total operating lease liabilities	$17,291	$15,131
Finance leases
Property, plant, and equipment	$1,442	$1,162
Accumulated amortization	(1,130)	(1,011)
Property, plant, and equipment - net	$312	$151
Current maturities of long-term debt	$127	$98
Long-term debt	185	53
Total finance lease liabilities	$312	$151
The components of lease expense within the Consolidated Statements of Operations were as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Finance lease cost:
Amortization of finance leases	$177	$203
Interest on lease liabilities	34	82
Operating lease cost	2,891	2,784
Sublease income	(200)	(200)
Total lease cost	$2,902	$2,869
The cash flow components of the leases were as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,440)	$(3,342)
Financing cash flows from finance leases	(164)	(221)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,257	$1,847

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	December 31,
	2022	2021
Operating lease weighted-average remaining lease term	7	6
Operating lease weighted-average discount rate	5.2%	5.2%
Finance lease weighted-average remaining lease term	2	1
Finance lease weighted-average discount rate	3.7%	4.1%
As of December 31, 2022, estimated annual maturities of lease liabilities for the year ending December 31, 2023 and thereafter were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	$4,002	$160
2024	3,620	112
2025	3,043	76
2026	2,811	6
2027	2,007	—
2028 and thereafter	4,988	—
	20,471	354
Interest	(3,180)	(42)
Total	$17,291	$312
Note 10. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Revolving credit facility with an interest rate of 6.93% as of December 31, 2022 and 1.61% as of December 31, 2021	$91,567	$31,100
Lease obligations payable in installments through 2024 with a weighted average interest rate of 4.80% as of December 31, 2022 and 4.14% as of December 31, 2021	312	151
Total debt	91,879	31,251
Less: current maturities	(127)	(98)
Long-term portion	$91,752	$31,153
The expected maturities of long-term debt for December 31, 2023 and thereafter are as follows:

Year Ending December 31,
2023	$127
2024	101
2025	75
2026	91,576
2027	—
2028 and thereafter	—
Total	$91,879
Borrowings
On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior revolving credit facility, as amended, on terms more favorable to the Company and extends the maturity date from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 (a $15,000 increase over the previous commitment) with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.
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
Prior to the Credit Agreement's amendment on August 12, 2022, borrowings under the Credit Agreement were subject to interest at rates based upon either the base rate or LIBOR rate plus applicable margins. Applicable margins were dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated EBITDA for four trailing quarters, as defined in the Credit Agreement. The base rate was the highest of (a) the Overnight Bank Funding Rate plus 50 basis points, (b) the Prime Rate, or (c) the Daily LIBOR rate plus 100 basis points so long as the Daily LIBOR Rate is offered, ascertainable, and not unlawful (each as defined in the Credit Agreement). The base rate and LIBOR rate spreads ranged from 25 to 125 basis points and 125 to 225 basis points, respectively.
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
On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (the “Second Amendment”) to obtain approval for the VanhooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the Maximum Gross Leverage Ratio covenant through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. Borrowings under the Credit Agreement as amended, will bear interest at rates based upon either the base rate or SOFR rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated EBITDA for four trailing quarters, as defined in the Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 50 basis points, (b) the Prime Rate, or (c) the Daily Simple SOFR rate plus 100 basis points so long as the Daily Simple SOFR rate is offered, ascertainable, and not unlawful (each as defined in the Credit Agreement). The base rate and LIBOR rate spreads range from 25 to 150 basis points and 125 to 250 basis points, respectively.
As of December 31, 2022, the Company was in compliance with the covenants in the Credit Agreement, as amended. As of December 31, 2022 and 2021, the Company had outstanding letters of credit of approximately $619 and $544, respectively, and had net available borrowing capacity of $37,814 and $98,356, respectively, subject to covenant restrictions. The maturity date of the facility is August 13, 2026.
Note 11. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2022 and 2021. The common stock has a par value of $0.01 per share and the Company did not make any dividend payments during the years ended December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Company withheld 27,636 and 45,288 shares for approximately $410 and $732, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. There were no shares repurchased or dividends declared during the years ended December 31, 2022 and 2021.

	Common Stock
	Treasury	Outstanding

	(Number of Shares)
Balance at end of 2020	552,489	10,563,290
Issued for stock-based compensation plans	(107,053)	107,053
Balance at end of 2021	445,436	10,670,343
Issued for stock-based compensation plans	(106,484)	106,484
Balance at end of 2022	338,952	10,776,827
Note 12. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Pension and post-retirement benefit plan adjustments	$(1,112)	$(2,517)
Unrealized income on interest rate swap contracts	1,982	68
Foreign currency translation adjustments	(22,035)	(16,396)
Accumulated other comprehensive loss	$(21,165)	$(18,845)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. See Note 14 for further information.
Note 13. Earnings Per Common Share
(Share amounts in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income from continuing operations attributable to L.B. Foster Company	$(45,564)	$3,554
Income from discontinued operations	—	72
Net (loss) income attributable to L.B. Foster Company	$(45,564)	$3,626
Denominator:
Weighted average shares outstanding	10,720	10,623
Denominator for basic earnings per common share	10,720	10,623
Effect of dilutive securities:
Stock compensation plans	—	129
Dilutive potential common shares	—	129
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,720	10,752
Basic (loss) earnings from continuing operations per common share	$(4.25)	$0.33
Basic earnings from discontinued operations per common share	—	0.01
Basic (loss) earnings per common share	$(4.25)	$0.34
Diluted (loss) earnings from continuing operations per common share	$(4.25)	$0.33
Diluted earnings from discontinued operations per common share	—	0.01
Diluted (loss) earnings per common share	$(4.25)	$0.34
There were 75 anti-dilutive shares for the year ended December 31, 2022.

Note 14. Income Taxes
(Loss) income from continuing operations before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Domestic	$(5,074)	$2,772
Foreign	(3,922)	1,818
(Loss) income from continuing operations, before income taxes	$(8,996)	$4,590
Significant components of the provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	127	(237)
Foreign	769	1,217
Total current	896	980
Deferred:
Federal	28,287	(675)
State	9,001	1,450
Foreign	(1,503)	(636)
Total deferred	35,785	139
Total income tax expense	$36,681	$1,119
The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Statutory rate	$(1,889)	21.0%	$964	21.0%
Foreign tax rate differential	(306)	3.4	20	0.4
State income taxes, net of federal benefit	327	(3.6)	132	2.9
Non-deductible expenses	200	(2.2)	153	3.3
Tax benefits related to disposition of the Test and Inspection Services business	—	—	(2,130)	(46.4)
Income tax credits	(261)	2.9	(227)	(4.9)
Change in income tax rates	176	(2.0)	379	8.3
Tax on unremitted foreign earnings	439	(4.9)	(68)	(1.5)
Change in valuation allowance	37,895	(421.2)	1,807	39.4
Other	100	(1.1)	89	1.9
Total income tax expense / Effective rate	$36,681	(407.7)%	$1,119	24.4%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Goodwill and other intangibles	$8,099	$7,047
Accrued settlement	3,915	6,000
Deferred compensation	2,396	2,165
Contingent liabilities	613	644
Net operating loss / tax credit carryforwards	30,812	28,932
Pension and post-retirement liability	297	1,218
Inventories	1,790	500
Warranty reserve	202	248
Accounts receivable	181	129
Interest deduction carryforward	775	161
Capitalized research expenditures	1,292	—
Other	644	767
Total deferred tax assets	51,016	47,811
Less: valuation allowance	(40,601)	(3,290)
Net deferred tax assets	10,415	44,521
Deferred tax liabilities:
Goodwill and other intangibles	(2,803)	(3,814)
Depreciation	(9,434)	(6,919)
Unrealized income on interest rate swap contracts	(472)	—
Unremitted earnings of foreign subsidiaries	(625)	(220)
Other	(166)	(79)
Total deferred tax liabilities	(13,500)	(11,032)
Net deferred tax (liabilities) assets	$(3,085)	$33,489
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all available evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.
The Company has reported cumulative financial losses in recent years, which is a significant piece of negative evidence that typically limits a Company’s ability to consider more subjective forms of evidence. Although many of our deferred tax assets have indefinite carryforward periods, we determined it was not appropriate to place significant weight on forecasted income in future periods given the subjective nature of such forecasts and our cumulative losses in recent years. A valuation allowance of $40,601 was recorded at December 31, 2022 to recognize only the amount of deferred tax assets more likely than not to be realized. The amount of deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative financial losses is no longer present, and additional weight is given to subjective evidence such as our projections for growth.
As of December 31, 2022, the Company had a federal Net Operating Loss (“NOL”) carryforward of $96,034, which is limited to 80% of taxable income annually, but may be carried forward indefinitely. The Company also has federal research tax credit carryforwards in the amount of $1,531 that will expire at various times from 2036 through 2042. Based on information available as of December 31, 2022, the Company believes it is more likely than not that the tax benefits from the federal loss carryforwards and research tax credit carryforwards will not be realized. In recognition of this risk, we have provided a full valuation allowance against deferred tax assets related to federal NOL and research tax credit carryforwards at December 31, 2022.
As of December 31, 2022 and 2021, the tax benefit of NOL carryforwards available for state income tax purposes was $9,574 and $9,643, respectively. Many state NOL carryforwards will expire in various years through 2042, while some may be carried forward indefinitely. Based on information available as of December 31, 2022, the Company believes it is more likely than not that the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a full valuation allowance against deferred tax assets related to state operating loss carryforwards as of December 31, 2022.
As of December 31, 2022, the Company has NOL carryforwards in certain foreign jurisdictions of $5,068, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2022 and have projected future taxable losses. Based on information available as of December 31, 2022, the Company believes it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, it has provided a valuation allowance of $948, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2022.
The determination to record or not record a valuation allowance involves managements’ judgment, based on the consideration of positive and negative evidence available at the time of the assessment. Management will continue to assess the realization of its deferred tax assets based upon future evidence, and may record adjustments to valuation allowances against deferred tax assets in future periods, as appropriate, that could materially impact net income.
Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the United States. As of December 31, 2022, management determined that a portion of the Company’s outside basis differences in its foreign subsidiaries would not be indefinitely reinvested outside of the United States. The Company has accrued foreign withholding taxes of $625 related to $12,500 of outside basis differences in its foreign subsidiaries that are not indefinitely reinvested as of December 31, 2022. It is management’s intent and practice to indefinitely reinvest all other undistributed earnings outside of the United States. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Unrecognized tax benefits at beginning of period:	$365	$409
Decreases based on tax positions for prior periods	(11)	(44)
Balance at end of period	$354	$365
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $354 as of December 31, 2022. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2022 and 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $356 and $333, respectively. As of December 31, 2022, the Company did not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.
The Company files income tax returns in the U.S. and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2019 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2018 period and thereafter.
Note 15. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation - Stock-based Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. Stock forfeitures and cancellations are recognized as they occur. The Company recorded stock-based compensation expense of $2,380 and $1,945 for the years ended December 31, 2022 and 2021, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. As of December 31, 2022, unrecognized compensation expense for awards that the Company expects to vest approximated $2,599. The Company will recognize this unrecognized compensation expense over approximately 4.2 years.
Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized but previously unissued common stock.
As of December 31, 2022, the Company had stock awards issued pursuant to the Omnibus Plan and the Equity and Incentive Plan. The Omnibus Plan allowed for the issuance of 2,058,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Equity and Incentive Plan allows for the issuance of 854,077 shares of common stock, which includes 765,000 shares that were authorized under the Equity and Incentive Compensation Plan and 89,077 shares remaining available for the Omnibus Incentive Plan, through the granting of stock options or stock awards (including performance units and restricted stock units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The total number of shares of common stock available for issuance, including shares that were forfeited, cancelled, expired, settled for cash, or unearned under the Omnibus Plan, were available for awards under the Equity and Incentive Plan as of its approval date. The Omnibus Plan and Equity and Incentive Plan provide for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan and Equity and Incentive Plan also provide that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan or Equity and Incentive Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2022 and 2021.
Non-Employee Director Fully-Vested and Restricted Stock Awards
Since May 2018, non-employee directors have been awarded shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors, subject to a one-year vesting requirement.

During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan and, by amendment, under the Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board.
During 2022 and 2021, the non-employee directors were granted a total of 45,840 and 35,255 restricted shares, respectively, which fully-vested as of December 31, 2022 and 2021, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $697 and $650 for the years ended December 31, 2022 and 2021, respectively. During 2022, 5,730 deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The weighted average fair value of all the restricted stock grants awarded was $13.09 and $17.87 per share for the years ended December 31, 2022 and 2021, respectively.
Restricted Stock Awards and Performance Unit Awards
Under the Omnibus Plan, the Company grants certain employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs, unless indicated otherwise by the underlying performance unit award agreement. Performance units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change is recognized in the current period for the performance unit awards and would change future expense over the remaining service period.
The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2022 and 2021:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of January 1, 2021	171,934	66,136	150,022	$18.05
Granted	111,337	8,814	147,367	16.83
Vested	(144,400)	—	(7,940)	14.11
Adjustment for incentive awards	—	—	(125,767)	17.75
Canceled and forfeited	(3,167)	—	(47,111)	16.46
Outstanding as of December 31, 2021	135,704	74,950	116,571	19.75
Granted	125,582	5,730	110,600	14.88
Vested	(86,613)	(34,412)	(13,095)	17.98
Adjustment for incentive awards	—	—	(105,598)	16.67
Canceled and forfeited	(500)	—	—	18.57
Outstanding as of December 31, 2022	174,173	46,268	108,478	$17.77
Performance units are subject to forfeiture and are converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. Commencing in 2022, Performance Stock Units may be earned annually during each year of the three year program and converted into restricted stock units which settle in common stock at the end of each three year period. Performance Stock Units are adjusted to the Company’s expected performance target attainment, while the weighted average aggregate grant date fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan.
In June 2022, under the Equity and Incentive Plan, the Company approved the Strategy Transformation Plan performance-based incentive stock award to incentivize key personnel for the strategic transformation of the Company. Under the four-year program, participants shall be eligible for a performance stock unit award of Company common stock with 50% of the shares earned based on the achievement of EBITDA Margin and 50% of the shares earned based on the Company’s stock price.
In February 2021, under the Omnibus Plan, the Company established a performance-based incentive stock award retention program to incentivize and retain key personnel during the COVID-19 pandemic by driving stock price. Under this five-year program, participants have the opportunity to earn up to 3,333 shares of Company common stock. The first 50% of the shares (1,666 shares) are earned based on achievement of a consecutive thirty (30) day average NASDAQ closing price of $25.00. The second 50% of the shares (1,666 shares) are earned based on achievement of a consecutive thirty (30) day average NASDAQ closing price of $30.00. The value of any shares awarded will be determined using a Monte Carlo methodology at the time of payout. No shares earned are paid prior to March 1, 2024, and the program and opportunity to earn the shares expires on February 28, 2026.

Excluding the restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $1,683 and $1,295, respectively, for the periods ended December 31, 2022 and 2021 related to restricted stock and performance unit awards.
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
SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps, with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of December 31, 2022 and December 31, 2021, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position and “Other accrued liabilities” when in a liability position within our Consolidated Balance Sheets.
The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, “Fair Value Measurement” (“ASC 820”) as of December 31, 2022 and 2021:

	Fair Value Measurements as of December 31, 2022				Fair Value Measurements as of December 31, 2021
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$18	$18	$—	$—
Interest rate swaps	1,930	—	1,930	—	175	—	175	—
Total assets	$1,947	$17	$1,930	$—	$193	$18	$175	$—
Interest rate swaps	$—	$—	$—	$—	$159	$—	$159	$—
Total liabilities	$—	$—	$—	$—	$159	$—	$159	$—
The $20,000 interest rate swaps that became effective August 2022 are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized.
The Company accounted for $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges. In the third quarter of 2020, the Company dedesignated the cash flow hedges and accounted for the $50,000 interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this dedesignation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassified balances to earnings as the underlying physical transactions occurred, unless it was no longer probable that the physical transaction would occur at which time the related gains deferred in Other Comprehensive Income would be immediately recorded in earnings. The gains and losses related to the interest rate swaps were reclassified from “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and included in “Interest expense - net” in the Consolidated Statements of Operations as the interest expense from the Company’s debt was recognized. These interest rate swaps expired February 2022.
For the year ended December 31, 2022 and 2021, the Company recognized interest expense of $71 and $958, respectively, from interest rate swaps.
As a result of the dedesignation of the interest rate swaps, the Company recognized interest income of $157 and $940 from the change in fair value of the interest rate swaps in “Interest expense - net” in the Consolidated Statements of Operations for the twelve months ended December 31, 2022 and 2021, respectively.
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
Note 17. Retirement Plans
The Company has three retirement plans that cover its hourly and salaried employees in the U.S.: one defined benefit plan, which is frozen, and two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Company’s policy and investment guidelines of the applicable plan. The Company’s policy is to contribute at least the required minimum in accordance with the funding standards of ERISA.
The Company maintains one defined contribution plans for its employees in Canada. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.
United States Defined Benefit Plan
The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plan, as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Changes in benefit obligation:
Benefit obligation at beginning of year	$7,875	$8,448
Interest cost	194	172
Actuarial gain	(1,544)	(319)
Benefits paid	(424)	(426)
Benefit obligation at end of year	$6,101	$7,875
Change to plan assets:
Fair value of assets at beginning of year	$4,767	$4,459
Actual (loss) gain on plan assets	(1,007)	434
Employer contribution	456	300
Benefits paid	(424)	(426)
Fair value of assets at end of year	3,792	4,767
Funded status at end of year	$(2,309)	$(3,108)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(2,309)	$(3,108)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,737	$2,082
The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2023 is $92, before taxes.

Net periodic pension costs for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Components of net periodic benefit cost:
Interest cost	$194	$172
Expected return on plan assets	(264)	(247)
Recognized net actuarial loss	71	99
Net periodic pension cost	$1	$24
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2022	2021
Discount rate	2.6%	2.1%
Expected rate of return on plan assets	5.6%	5.2%
The expected long-term rate of return is based on numerous factors, including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.
Amounts applicable to the Company’s pension plan with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Projected benefit obligation	$6,101	$7,875
Accumulated benefit obligation	6,101	7,875
Fair value of plan assets	3,792	4,767
Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category as of December 31, 2022 and 2021 were as follows:

		December 31,
	Target	2022	2021
Asset Category
Cash and cash equivalents	0 - 20%	6%	4%
Total fixed income funds	25 - 50%	7	14
Total mutual funds and equities	35 - 70%	87	82
Total		100%	100%
In accordance with the fair value disclosure requirements of ASC 820, the following assets were measured at fair value on a recurring basis as of December 31, 2022 and 2021. Additional information regarding ASC 820 and the fair value hierarchy can be found in Note 16.

	December 31,
	2022	2021
Asset Category
Cash and cash equivalents	$222	$171
Fixed income funds
Corporate bonds	795	667
Total fixed income funds	795	667
Equity funds and equities
Mutual funds	247	802
Exchange-traded funds	2,528	3,127
Total mutual funds and equities	2,775	3,929
Total	$3,792	$4,767

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
The Company currently anticipates contributions of $400 to its U.S. defined benefit plan in 2023.
The following benefit payments are expected to be paid during the years indicated:

Year Ending December 31,
2023	$499
2024	496
2025	490
2026	485
2027	474
Years 2028-2032	2,190
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
The funded status of the United Kingdom defined benefit plan as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Changes in benefit obligation:
Benefit obligation at beginning of year	$9,135	$10,265
Interest cost	135	109
Actuarial gain	(2,221)	(825)
Benefits paid	(1,424)	(302)
Foreign currency exchange rate changes	(954)	(112)
Benefit obligation at end of year	$4,671	$9,135
Change to plan assets:
Fair value of assets at beginning of year	$8,409	$7,975
Actual (loss) gain on plan assets	(742)	522
Employer contribution	319	336
Benefits paid	(1,363)	(338)
Foreign currency exchange rate changes	(878)	(86)
Fair value of assets at end of year	5,745	8,409
Funded status at end of year	$1,074	$(726)
Amounts recognized in the consolidated balance sheets consist of:
Other assets (long-term liabilities)	$1,074	$(726)
Amounts recognized in accumulated other comprehensive loss consist of:
Net (gain) loss	$(1,425)	$837
Prior service cost	90	127
Total	$(1,335)	$964

Net periodic pension costs for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Components of net periodic benefit (gain) cost:
Interest cost	$135	$109
Expected return on plan assets	(264)	(254)
Amortization of prior service cost	23	26
Recognized net actuarial loss	13	165
Net periodic pension (gain) cost	$(93)	$46
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2022	2021
Discount rate	4.8%	1.8%
Expected rate of return on plan assets	5.7%	3.8%
Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Projected benefit obligation	$4,671	$9,135
Accumulated benefit obligation	4,671	9,135
Fair value of plan assets	5,745	8,409
The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.
Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2022 were as follows:

Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%
Plan assets held within the United Kingdom defined benefit plan consist of cash and equity securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.
The plan assets by category for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Asset Category
Cash and cash equivalents	$540	$339
Equity securities	2,530	3,822
Bonds	2,296	3,491
Other	379	757
Total	$5,745	$8,409
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $337 to the United Kingdom defined benefit plan during 2023.

The following estimated future benefits payments are expected to be paid under the United Kingdom defined benefit plan:

Year Ending December 31,
2023	$288
2024	302
2025	312
2026	318
2027	324
Years 2028-2032	1,415
Other Post-Retirement Benefit Plan
On August 1, 2022, the Company divested its Track Components business, located in St-Jean-sur-Richelieu, Quebec, Canada, which included the post retirement benefit plan, which provided retiree life insurance, health care benefits, and, for a closed group of employees, dental care. The expense related to this plan was not material for 2022 or 2021. The accrued benefit obligation was $856 as of December 31, 2021 and is recognized within “Other long-term liabilities” on the Consolidated Balance Sheets.
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

December 31, 2021
Discount rate	3.1%
Weighted average health care trend rate	4.7%
Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2022	2021
United States	$1,650	$1,484
Canada	131	145
United Kingdom	817	510
	$2,598	$2,139
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
The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2021	$1,042
Additions to warranty liability	211
Warranty liability utilized	(383)
Balance as of December 31, 2022	$870
On March 13, 2019, the Company and its subsidiary, CXT Incorporated ("CXT"), entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad Company ("UPRR") to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.
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
The expected payments under the UPRR Settlement Agreement for the year ending December 31, 2023 and thereafter were as follows:

Year Ending December 31,
2023	$8,000
2024	8,000
Total	$16,000
The Company reclassified $6,600 of the previously accrued warranty reserve related to the UPRR matter into its aggregate accrued settlement liability of $50,000 as of December 31, 2018. Therefore, the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement, which was recorded in “Concrete Tie Settlement expense” within its Consolidated Statements of Operations. As of December 31, 2022 and 2021, $8,000 and $8,000 was recorded within “Current portion of accrued settlement,” respectively, and $8,000 and $16,000 was recorded within “Long-term portion of accrued settlement,” respectively, within the Consolidated Balance Sheets.
Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of December 31, 2022.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2022, no such disclosures were considered necessary.
Environmental Matters
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.
On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution factors like those described above, an unfavorable resolution could have a material adverse effect.

As of December 31, 2022 and December 31, 2021, the Company maintained environmental reserves approximating $2,472 and $2,519, respectively. The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2021	$2,519
Additions to environmental obligations	40
Environmental obligations utilized	(87)
Balance as of December 31, 2022	$2,472
Note 19. Other Income
The following table summarizes the Company’s other income for the years ended December 31, 2022 and 2021.

	2022	2021
Gain on Piling Products division asset sale (a)	$(489)	$(2,741)
Insurance proceeds (b)	(790)	—
Loss on the sale of Track Components (c)	467	—
Costs recovered from environmental cleanup activities (d)	(325)	—
Foreign currency losses	434	452
Other	(847)	(786)
Other income - net	$(1,550)	$(3,075)
a.On September 27, 2021, the Company announced it completed the sale of its Piling Products division to J.D. Fields & Company, Inc., resulting in a pre-tax gain of $489 and $2,741 in 2022 and 2021, respectively.
b.In 2022, the Company received $790 in insurance proceeds.
c.On August 1, 2022, the Company divested the assets of its rail spikes and anchors track components business located in St-Jean-sur-Richelieu, Quebec, Canada, resulting in a pre-tax loss of $467 in 2022.
d.In 2022, the Company received $325 to recover costs associated with environmental cleanup activities in a formerly leased property in Magnolia, TX.
Note 20. Subsequent Events
During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions through February 2026. Repurchases are limited to up to $5,000 in any trailing 12-month period, with unused amounts carrying forward to future periods through the end of the authorization. Any repurchases will be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business.
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
Managements’ Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal control over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors, there is not adequate time between the acquisition date and the date of the assessment. As previously discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements, the Company completed the acquisition of Skratch Enterprises Ltd. (“Skratch”) on June 21, 2022 and VanHooseCo Precast LLC (“VanHooseCo”) on August 12, 2022. These acquired businesses constituted approximately 17.9% of the Company’s consolidated assets as of December 31, 2022 and 4.2% of the Company’s consolidated net sales for the year ended December 31, 2022. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting at December 31, 2022 excluded an assessment of the internal control over financial reporting of the assets and businesses acquired in the Skratch and VanHooseCo acquisitions.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on Internal Control Over Financial Reporting
We have audited L.B. Foster Company and subsidiaries’ internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L.B. Foster Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Managements’ Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VanHooseCo Precast LLC and Skratch Enterprises Ltd., which are included in the 2022 consolidated financial statements of the Company and constituted 17.9% of total assets as of December 31, 2022 and 4.2% of total net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of VanHooseCo Precast LLC and Skratch Enterprises Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 10, 2023 expressed an unqualified opinion thereon.
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
March 10, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
N/A
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Election of Directors.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation - 2022,” “Executive Compensation,” “Summary Compensation Table (2022, 2021, and 2020),” “Grants of Plan-Based Awards in 2022,” “Outstanding Equity Awards At 2022 Fiscal Year-End,” “2022 Options Exercises and Stock Vested Table,” “2022 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
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
The following documents are filed as a part of this Report:
(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42), consolidated financial statements, and accompanying notes are included in Item 8 of this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021.
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2022 and 2021.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021.
Notes to Consolidated Financial Statements.
(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2022 and 2021:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.
L.B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments (1)	Balance at End of Year
Allowance for credit losses
For the year ended December 31,
2022	$547	$382	$116	$813
2021	$944	$(87)	$310	$547
1.Notes and accounts receivable written off as uncollectible or allowance reversed.

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments (1)	Balance at End of Year
Valuation allowance for deferred tax assets
For the year ended December 31,
2022	$3,290	$37,895	$584	$40,601
2021	$1,483	$1,807	$—	$3,290
1.Consists primarily of adjustments related to unrealized income on interest rate swap contracts.

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

2.2
Asset Purchase Agreement between VanHooseCo Precast, LLC and CXT Incorporated. dated August 12, 2022, is incorporated herein by reference to Exhibit 2.1 to the Quarterly Report of Form 10-Q for the quarter ended September 30, 2022, File no. 0-10436, filed on November 8, 2022.

3.1
Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-10436, filed on May 13, 2003.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 0-10436, filed on November 8, 2012.
*4.1	Description of Capital Stock of L.B. Foster Company.
10.1
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

10.2
Fourth Amended and Restated Credit Agreement dated August 13, 2021, between Registrant and PNC Bank, Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 0-10436, filed on August 16, 2021.

10.3
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

10.12 **
Form of Restricted Stock Award Agreement (2020), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.13 **
Long Term Incentive Performance Share Unit Program (2020-2022), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.14 **
Form of Performance Share Unit Award Agreement (2020-2022), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.15 **
2021 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.16 **
Form of Restricted Stock Award Agreement (2021), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.17 **
Long Term Incentive Performance Share Unit Program (2021-2023), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.18 **
Form of Performance Share Unit Award Agreement (2021-2023), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.19 **
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

10.22 **
2022 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2022, File no. 0-10436, filed on May 10, 2022.

10.22 **
Form of Restricted Stock Award Agreement (2022), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2022, File no. 0-10436, filed on May 10, 2022.

10.23 **
Form of Performance Share Unit Award Agreement (2022-2024), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2022, File no. 0-10436, filed on May 10, 2022.

10.24 **
2022 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2022, File no. 0-10436, filed on August 9, 2022.

10.25 **
Strategy Transformation Plan Description and Award (2022-2025), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2022, File no. 0-10436, filed on August 9, 2022.

10.26 **
2022 Director Restricted Stock Award, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2022, File no. 0-10436, filed on August 9, 2022.

*10.27	Deferred Compensation Plan for Non-Employee Directors Under the 2022 Equity and Incentive Compensation Plan.
*21	List of Subsidiaries.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.
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

L.B. FOSTER COMPANY
(Registrant)

Date:	March 10, 2023	By:	/s/ John F. Kasel
(John F. Kasel,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Raymond T. Betler	Chairman of the Board and Director	March 10, 2023
(Raymond T. Betler)

By:	/s/ John F. Kasel	President, Chief Executive Officer,	March 10, 2023
	(John F. Kasel)	and Director

By:	/s/ Dirk Jungé	Director	March 10, 2023
(Dirk Jungé)

By:	/s/ John E. Kunz	Director	March 10, 2023
(John E. Kunz)

By:	/s/ Janet Lee	Director	March 10, 2023
(Janet Lee)

By:	/s/ Diane B. Owen	Director	March 10, 2023
(Diane B. Owen)

By:	/s/ Bruce E. Thompson	Director	March 10, 2023
(Bruce E. Thompson)

By:	/s/ William M. Thalman	Senior Vice President	March 10, 2023
	(William M. Thalman)	and Chief Financial Officer

By:	/s/ Sean M. Reilly	Corporate Controller	March 10, 2023
	(Sean M. Reilly)	and Principal Accounting Officer