Form 10-Q
period 2023-03-31
FOSTER L B CO
filed 2023-05-10
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2023
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

As of May 2, 2023, there were 11,085,149 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,639	$2,882
Accounts receivable - net (Note 5)	54,904	82,455
Contract assets - net (Note 3)	31,207	33,613
Inventories - net (Note 6)	84,594	75,721
Other current assets	11,844	11,061
Total current assets	185,188	205,732
Property, plant, and equipment - net	78,960	85,344
Operating lease right-of-use assets - net	16,513	17,291
Other assets:
Goodwill (Note 4)	30,863	30,733
Other intangibles - net (Note 4)	22,549	23,831
Deferred tax assets (Note 9)	—	24
Other assets	2,305	2,355
TOTAL ASSETS	$336,378	$365,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,553	$48,782
Deferred revenue	14,556	19,452
Accrued payroll and employee benefits	4,176	10,558
Current portion of accrued settlement (Note 13)	8,000	8,000
Current maturities of long-term debt (Note 7)	117	127
Other accrued liabilities	13,100	16,192
Total current liabilities	88,502	103,111
Long-term debt (Note 7)	79,979	91,752
Deferred tax liabilities (Note 9)	1,753	3,109
Long-term portion of accrued settlement (Note 13)	8,000	8,000
Long-term operating lease liabilities	13,416	14,163
Other long-term liabilities	7,714	7,577
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2023 and December 31, 2022, 11,115,779; shares outstanding at March 31, 2023 and December 31, 2022, 10,809,711 and 10,776,827, respectively	111	111
Paid-in capital	40,951	41,303
Retained earnings	121,017	123,169
Treasury stock - at cost, 306,068 and 338,952 common stock shares at March 31, 2023 and December 31, 2022, respectively	(5,174)	(6,240)
Accumulated other comprehensive loss	(20,296)	(21,165)
Total L.B. Foster Company stockholders’ equity	136,609	137,178
Noncontrolling interest	405	420
Total stockholders’ equity	137,014	137,598
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,378	$365,310
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Sales of goods	$98,538	$84,421
Sales of services	16,950	14,373
Total net sales	115,488	98,794
Cost of goods sold	78,065	69,845
Cost of services sold	14,132	12,502
Total cost of sales	92,197	82,347
Gross profit	23,291	16,447
Selling and administrative expenses	21,423	17,298
Amortization expense	1,365	1,436
Operating profit (loss)	503	(2,287)
Interest expense - net	1,388	370
Other expense (income) - net	1,827	(563)
Loss before income taxes	(2,712)	(2,094)
Income tax benefit	(541)	(508)
Net loss	(2,171)	(1,586)
Net loss attributable to noncontrolling interest	(19)	(20)
Net loss attributable to L.B. Foster Company	$(2,152)	$(1,566)
Basic loss per common share	$(0.20)	$(0.15)
Diluted loss per common share	$(0.20)	$(0.15)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022

Net loss	$(2,171)	$(1,586)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,247	(880)
Unrealized (loss) gain on cash flow hedges, net of tax benefit of $0 and $188, respectively	(418)	551
Cash flow hedges reclassified to earnings, net of tax expense of $0 and $66, respectively	—	93
Reclassification of pension liability adjustments to earnings, net of tax expense of $2 and $16, respectively*	40	49
Total comprehensive loss	(1,302)	(1,773)
Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(19)	(20)
Foreign currency translation adjustment	4	85
Amounts attributable to noncontrolling interest	(15)	65
Comprehensive loss attributable to L.B. Foster Company	$(1,287)	$(1,838)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,171)	$(1,586)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Deferred income taxes	(1,233)	(574)
Depreciation	2,505	1,938
Amortization	1,365	1,436
Equity in income of nonconsolidated investments	(17)	(87)
(Gain) loss on sales and disposals of property, plant, and equipment	(14)	23
Stock-based compensation	884	258
Loss on asset divestitures	2,033	—
Change in operating assets and liabilities:
Accounts receivable	26,239	(4,556)
Contract assets	(860)	1,116
Inventories	(15,564)	(4,781)
Other current assets	(791)	(4,648)
Other noncurrent assets	(1,439)	818
Accounts payable	4,921	4,680
Deferred revenue	(707)	5,907
Accrued payroll and employee benefits	(6,386)	(4,181)
Other current liabilities	(2,981)	(2,377)
Other long-term liabilities	1,148	(1,022)
Net cash provided by (used in) operating activities	6,932	(7,636)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	16	30
Capital expenditures on property, plant, and equipment	(699)	(1,764)
Proceeds from business dispositions	5,344	1,195
Net cash provided by (used in) investing activities	4,661	(539)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(55,133)	(30,892)
Proceeds from debt	43,086	35,301
Treasury stock acquisitions	(309)	(397)
Investment of noncontrolling interest	334	—
Net cash (used in) provided by financing activities	(12,022)	4,012
Effect of exchange rate changes on cash and cash equivalents	186	30
Net decrease in cash and cash equivalents	(243)	(4,133)
Cash and cash equivalents at beginning of period	2,882	10,372
Cash and cash equivalents at end of period	$2,639	$6,239
Supplemental disclosure of cash flow information:
Interest paid	$1,425	$369
Income taxes received	$(1,564)	$(44)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
Net loss	—	—	(2,152)	—	—	(19)	(2,171)
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	40	—	40
Foreign currency translation adjustment	—	—	—	—	1,247	4	1,251
Unrealized derivative loss on cash flow hedges	—	—	—	—	(418)	—	(418)
Issuance of 32,884 common shares, net of shares withheld for taxes	—	(1,236)	—	1,066	—	—	(170)
Stock-based compensation	—	884	—	—	—	—	884
Balance, March 31, 2023	$111	$40,951	$121,017	$(5,174)	$(20,296)	$405	$137,014

	Three Months Ended March 31, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
Net loss	—	—	(1,566)	—	—	(20)	(1,586)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	49	—	49
Foreign currency translation adjustment	—	—	—	—	(965)	85	(880)
Unrealized derivative gain on cash flow hedges	—	—	—	—	551	—	551
Cash flow hedges reclassified to earnings	—	—	—	—	93	—	93
Issuance of 34,440 common shares, net of shares withheld for taxes	—	(1,377)	—	979	—	—	(398)
Stock-based compensation	—	258	—	—	—	—	258
Balance, March 31, 2022	$111	$42,153	$167,167	$(9,200)	$(19,117)	$583	$181,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.
Note 2. Business Segments
The Company is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company’s segment accounting policies are described in Note 2 Business Segments of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.

The operating results of the Company's reportable segments were as follows for the periods presented:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$64,384	$2,388	$63,710	$1,039
Precast Concrete Products	24,288	(348)	15,010	(791)
Steel Products and Measurement	26,816	(8)	20,074	(2,148)
Total	$115,488	$2,032	$98,794	$(1,900)

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

A reconciliation of reportable segment net profit (loss) to the Company’s consolidated total for the periods presented:

	Three Months Ended March 31,
	2023	2022
Operating profit (loss) for reportable segments	$2,032	$(1,900)
Interest expense - net	(1,388)	(370)
Other (expense) income - net	(1,827)	563
Unallocated corporate expenses and other unallocated charges	(1,529)	(387)
Loss before income taxes	$(2,712)	$(2,094)

The following table illustrates assets of the Company by reportable segment for the periods presented:

	March 31, 2023	December 31, 2022
Rail, Technologies, and Services	$163,001	$172,111
Precast Concrete Products	104,581	108,598
Steel Products and Measurement	38,236	54,516
Unallocated corporate assets	30,560	30,085
Total	$336,378	$365,310

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC business (“Chemtec”) for $5,344 in proceeds, subject to final working capital adjustments, generating a $2,033 loss on sale, recorded in “Other expense (income) - net.” The Chemtec business was reported in the Coatings and Measurement business unit within the Steel Products and Measurement segment.
Note 3. Revenue
The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended March 31,
	2023	2022
Rail Products and Global Friction Management	$56,048	$51,651
Technology Services and Solutions	8,336	12,059
Rail, Technologies, and Services	64,384	63,710
Precast Concrete Buildings	10,886	9,970
Other Precast Concrete Products	13,402	5,040
Precast Concrete Products	24,288	15,010
Fabricated Steel Products	10,517	12,604
Coatings and Measurement	16,299	7,470
Steel Products and Measurement	26,816	20,074
Total net sales	$115,488	$98,794

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended March 31, 2023
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$53,834	$13,402	$15,726	$82,962
Over time	10,550	10,886	11,090	32,526
Total net sales	$64,384	$24,288	$26,816	$115,488

	Three Months Ended March 31, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$49,166	$4,263	$15,062	$68,491
Over time	14,544	10,747	5,012	30,303
Total net sales	$63,710	$15,010	$20,074	$98,794

The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under long-term agreements is generally recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts its performance to date under the terms of the contract. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended March 31,		Percentage of Total Net Sales Three Months Ended March 31,
	2023	2022	2023	2022
Over time input method	$16,211	$19,322	14.0%	19.6%
Over time output method	16,315	10,981	14.1	11.1
Total over time sales	$32,526	$30,303	28.2%	30.7%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company's contract assets:

Contract Assets
Balance as of December 31, 2022	$33,613
Net additions to contract assets	1,290
Transfers from contract asset balance to accounts receivable	(3,696)
Balance as of March 31, 2023	$31,207

The following table sets forth the Company's contract liabilities:

Contract Liabilities
Balance as of December 31, 2022	$6,781
Revenue recognized from contract liabilities	(3,443)
Increase in billings in excess of cost, excluding revenue recognized	1,983
Other adjustments, including business divestiture	(2,078)
Balance as of March 31, 2023	$3,243

The Company records provisions related to the allowance for credit losses associated with contract assets. Provisions are recorded based upon a specific review of individual contracts as necessary, and a standard provision over any remaining contract assets pooled together based on similar risk of credit loss. The development of these provisions is based on historical collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns and margin reporting will continue to adhere to patterns observed in recent years. These expectations are formed based on trends observed, as well as current and expected future conditions.

As of March 31, 2023, the Company had approximately $259,881 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 8.9% of the March 31, 2023 backlog was related to projects that are anticipated to extend beyond March 31, 2024.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2022	$19,948	$10,785	$—	$30,733
Foreign currency translation impact	130	—	—	130
Balance as of March 31, 2023	$20,078	$10,785	$—	$30,863

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of current economic conditions, including but not limited to labor markets, supply chains, and other inflationary costs. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of March 31, 2023. However, future impairment charges could result if future projections diverge unfavorably from current expectations in the Rail Technologies and Precast Concrete Products reporting units.

As of March 31, 2023 and December 31, 2022, the components of the Company’s intangible assets were as follows:

	March 31, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$27	$(23)	$4
Patents	10	330	(187)	143
Customer relationships	16	27,413	(14,965)	12,448
Trademarks and trade names	16	7,957	(4,142)	3,815
Technology	14	32,253	(26,405)	5,848
Favorable lease	6	327	(36)	291
		$68,307	$(45,758)	$22,549

	December 31, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$27	$(16)	$11
Patents	10	330	(187)	143
Customer relationships	16	27,184	(14,129)	13,055
Trademarks and trade names	16	7,933	(3,989)	3,944
Technology	14	32,201	(25,827)	6,374
Favorable lease	6	327	(23)	304
		$68,002	$(44,171)	$23,831

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, were recorded as an expense of $155 and $61 for the three months ended March 31, 2023 and 2022, respectively.

The Company establishes the allowance for credit losses based on historical collection patterns and other subjective conditions as necessary, including current and expected market conditions. Trade receivables are pooled based on age, which groups receivables of similar credit risk together. Management maintains stringent credit review practices and works to maintain positive customer relationships to further mitigate credit risk.

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2022	$813
Current period provision	155
Write-off against allowance	(100)
Balance as of March 31, 2023	$868

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of March 31, 2023 and December 31, 2022 are summarized in the following table:

	March 31, 2023	December 31, 2022
Finished goods	$47,754	$41,431
Work-in-process	8,844	9,693
Raw materials	27,996	24,597
Inventories - net	$84,594	$75,721

Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
Revolving credit facility	$79,825	$91,567
Finance leases and financing agreements	271	312
Total	80,096	91,879
Less current maturities	(117)	(127)
Long-term portion	$79,979	$91,752

On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior revolving credit facility, as amended, on terms more favorable to the Company and extends the maturity from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 (a $15,000 increase over the previous commitment) with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

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

On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (“Second Amendment”) to obtain approval for the VanHooseCo acquisition (as defined below) and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the Maximum Gross Leverage Ratio covenant to 3.75 through June 30, 2023 to accommodate the transaction.

As of March 31, 2023, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $1,084.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted loss per common share:
Net loss	$(2,171)	$(1,586)
Denominator:
Weighted average shares outstanding	10,792	10,685
Denominator for basic loss per common share	10,792	10,685
Denominator for diluted loss per common share - adjusted weighted average shares outstanding	10,792	10,685
Basic loss per common share	$(0.20)	$(0.15)
Diluted loss per common share	$(0.20)	$(0.15)

There were 101 and 122 anti-dilutive shares for the three months ended March 31, 2023 and 2022, respectively, excluded from the calculation.
Note 9. Income Taxes
For the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $541 and $508, respectively, on pre-tax losses of $2,712 and $2,094, respectively, for an effective income tax rate of 19.9% and 24.3%, respectively. Due to the full valuation allowance on domestic deferred tax assets, the Company's tax provision for the three months ended March 31, 2023 does not reflect any tax benefit for domestic pre-tax losses, and is primarily comprised of taxes on our Canadian and United Kingdom operations. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $884 and $258 for the three months ended March 31, 2023 and 2022, respectively, related to restricted stock awards and performance unit awards. As of March 31, 2023, unrecognized compensation expense for awards that the Company expects to vest approximated $7,388. The Company will recognize this unrecognized compensation expense over the upcoming 2.9 years through March 2026.

Shares issued as a result of vested stock-based compensation awards generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock, Performance Share Units, and Performance-Based Stock Awards
Under the 2022 Equity and Incentive Compensation Plan, successor to the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Awards of restricted stock are subject to a minimum one-year vesting period, including those granted to non-employee directors. Performance share units are offered annually under separate three-year long-term incentive programs. Performance share units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. The Company has, on occasion, issued performance share units with longer performance periods as incentivization and retention tools. If the Company’s estimate of the number of performance share units expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

Since 2017, non-employee directors have been permitted to defer receipt of annual stock awards and equity elected to be received in lieu of quarterly cash compensation. If so elected, these deferred stock units will be issued as common stock six months after separation from their service on the Board of Directors. Since 2018, no non-employee directors have elected the option to receive deferred stock units of the Company’s common stock in lieu of director cash compensation.

In February 2023, the Compensation Committee approved the 2023-2025 Long Term Incentive Plan which includes grants of performance share units and restricted stock. The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the three months ended March 31, 2023:

	Restricted Stock	Deferred Stock Units	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	174,173	46,268	108,478	$17.77
Granted	139,990	—	367,558	11.64
Vested	(57,329)	—	—	16.54
Adjustment for incentive awards expected to vest	—	—	20,104	15.36
Outstanding as of March 31, 2023	256,834	46,268	496,140	$14.61
Note 11. Fair Value Measurements
The Company determines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:

Level 1: Observable inputs that reflect unadjusted quoted market prices in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3: Unobservable inputs that are not corroborated by market data.

The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	March 31, 2023	Level 1	Level 2	Level 3	December 31, 2022	Level 1	Level 2	Level 3
Term deposits	$17	$17	$—	$—	$17	$17	$—	$—
Interest rate swaps	1,511	—	1,511	—	1,930	—	1,930	—
Total assets	$1,528	$17	$1,511	$—	$1,947	$17	$1,930	$—

For the three months ended March 31, 2023 and 2022, the Company recognized interest income of $245 and interest expense of $97, respectively, from interest rate swaps.
Note 12. Retirement Plans
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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Interest cost	$71	$49
Expected return on plan assets	(64)	(66)
Recognized net actuarial loss	16	18
Net periodic pension cost	$23	$1

The Company expects to make total contributions of $400 to its to its United States defined benefit pension plan during 2023.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Interest cost	$55	$45
Expected return on plan assets	(83)	(81)
Amortization of prior service costs and transition amount	6	6
Recognized net actuarial loss	3	42
Net periodic pension (income) cost	$(19)	$12

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the three months ended March 31, 2023, the Company contributed approximately $84 to the plan. The Company anticipates total contributions of approximately $340 to the United Kingdom pension plan during 2023.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended March 31,
	2023	2022
United States	$614	$305
Canada	62	61
United Kingdom	261	135
	$937	$501
Note 13. Commitments and Contingent Liabilities
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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2023 and thereafter are as follows:

Year Ending December 31,
Remainder of 2023	$8,000
2024	8,000
Total	$16,000

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of March 31, 2023 and December 31, 2022, the Company maintained environmental reserves approximating $2,448 and $2,472, respectively.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of March 31, 2023.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of March 31, 2023, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; volatility in the prices of oil and natural gas and the related impact on the midstream energy markets, which could result in cost mitigation actions, including shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, whether as a result of the current COVID-19 pandemic or otherwise, including its impact on labor markets, supply chains, and other inflationary costs, travel and demand for oil and gas, the continued volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the ongoing COVID-19 pandemic, strikes, or labor stoppages; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Piling, Track Components, and Chemtec businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., and VanHooseCo Precast LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of SOFR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the conflict in Ukraine; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview and Business Update
Results of the Quarter

	Three Months Ended March 31,		Percent Change	Percent of Total Net Sales Three Months Ended March 31,
	2023	2022	2023 vs. 2022	2023	2022
Net sales	$115,488	$98,794	16.9%	100.0%	100.0%
Gross profit	23,291	16,447	41.6	20.2	16.6
Expenses:
Selling and administrative expenses	21,423	17,298	23.8	18.5	17.5
Amortization expense	1,365	1,436	(4.9)	1.2	1.5
Operating profit (loss)	503	(2,287)	122.0	0.4	(2.3)
Interest expense - net	1,388	370	**	1.2	0.4
Other expense (income) - net	1,827	(563)	**	1.6	(0.6)
Loss before income taxes	(2,712)	(2,094)	(29.5)	(2.3)	(2.1)
Income tax benefit	(541)	(508)	(6.5)	(0.5)	(0.5)
Net loss	(2,171)	(1,586)	(36.9)	(1.9)	(1.6)
Net loss attributable to noncontrolling interest	(19)	(20)	5.0	(0.0)	(0.0)
Net loss attributable to L.B. Foster Company	$(2,152)	$(1,566)	(37.4%)	(1.9%)	(1.6%)
Diluted loss per common share	$(0.20)	$(0.15)
** Results of the calculation are not considered meaningful for presentation purposes.

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
Acquisition and Divestiture Summary
On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast, LLC (“VanHooseCo”), a business specializing in precast concrete walls, water management products, and forms for the commercial and residential infrastructure markets for $52,146 net of cash acquired. VanHooseCo has been included in the Company’s Precast Concrete Products segment.

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402, which is inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next four years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. Skratch is an industry leader in digital system integration with expertise in advanced digital display technologies and capabilities currently serving retail markets in the U.K. Skratch is reported within the Technology Services and Solutions business unit in the Rail, Technologies, and Services segment.

On August 1, 2022, the Company divested the assets of its Track Components business. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments and a loss on sale of $467 was recorded in “Other expense (income) - net.” The Track Components business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds, subject to final working capital adjustments, generating a $2,033 loss on sale, recorded in “Other expense (income) - net.” The Chemtec business was reported in the Coatings and Measurement business unit within the Steel Products and Measurement segment.

Results Summary

Net sales of $115,488 for the three months ended March 31, 2023 increased by $16,694, or 16.9%, over the prior year quarter. The change in sales is due in part to the acquisitions of Skratch and VanHooseCo offset by the divestiture of the Track Components business. Organic growth and acquisitions drove a 11.5% and 9.3% increase in sales over the prior year quarter, respectively, with an offsetting 3.9% decline from divestitures.

Gross profit for the three months ended March 31, 2023 was $23,291, an increase of $6,844 over the prior year quarter, or 41.6%, and gross profit margins expanded by 360 basis points to 20.2%. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation plan along with improved product mix and pricing.

Selling and administrative expenses for the three months ended March 31, 2023 increased by $4,125, or 23.8%, from the prior year quarter, due in part to the acquisition of VanHooseCo and Skratch, as well as higher personnel expenses. Selling and administrative expenses as a percent of net sales were 18.5% versus 17.5% in the prior year quarter, a 100 basis point increase. The recent acquisitions have a higher margin portfolio and higher selling and administrative costs.

Other expense - net for the three months ended March 31, 2023 was $1,827 while other income - net was $563 in the prior year quarter. Other expense - net for the three months ended March 31, 2023 was due to the $2,033 loss on the sale of Chemtec during the quarter.

The Company’s effective income tax rate for the three months ended March 31, 2023 was 19.9%, compared to 24.3% in the prior year quarter. Due to the full valuation allowance on domestic deferred tax assets, the Company’s tax provision for the three months ended March 31, 2023 does not reflect any tax benefit for domestic pre-tax losses, and is primarily comprised of taxes related to our Canadian and United Kingdom operations.

Net loss for the three months ended March 31, 2023 attributable to the Company was $2,152, or $0.20 per diluted share, unfavorable by $586, or $0.05 per diluted share, from the prior year quarter. The loss was primarily driven by the $2,033 loss on the sale of Chemtec during the three months ended March 31, 2023, which offset stronger comparable operating profit stemming from margin expansion.

The Company continues to execute its strategic transformation into a technology-focused, high growth infrastructure solutions provider, as evidenced by the number of recent portfolio actions taken, including the sale of Chemtec, which minimizes the Company's exposure to the energy market and allows for additional capacity to focus on its core growth platforms in Rail Technologies and Precast Concrete, and an increased focus on organic growth initiatives and debt reduction going into 2023. Proceeds from the Chemtec sale have contributed to the pay down of debt during the quarter and increased capacity under the credit agreement to further support its strategic initiatives.

Results of Operations - Segment Analysis

First Quarter 2023 Compared to First Quarter 2022

Rail, Technologies, and Services

	Three Months Ended March 31,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$64,384	$63,710	$674	1.1%
Gross profit	$14,284	$12,528	$1,756	14.0%
Gross profit percentage	22.2%	19.7%	2.5%	12.8%
Segment operating profit	$2,388	$1,039	$1,349	129.8%
Segment operating profit percentage	3.7%	1.6%	2.1%	131.3%

The Rail, Technologies, and Services segment sales for the three months ended March 31, 2023 increased by $674, or 1.1%, compared to the prior year quarter. Net sales increased by 5.8% organically and by 1.3% from the acquisition of Skratch, offset by a 6.1% decrease from the divestiture of Track Components. The Global Friction Management business unit increase in sales was offset by sales decreases in the Technology Services and Solutions business unit. The Friction Management sales increase was driven by strength in domestic markets served. The sales decrease in the Technology Services and Solutions business unit was driven by the completion of the multi-year Crossrail project in late 2022.

The Rail, Technologies, and Services segment gross profit increased by $1,756, or 14.0% over the prior year quarter, and gross profit margins expanded 250 basis points to 22.2%. Gross profit increases in Rail Products and Global Friction Management were commensurate with higher sales levels, while weaker sale in Technology Services and Solutions drove a partially offsetting gross profit decline. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation along with increased sales in the higher margin Global Friction Management business along with improved pricing. Operating profit was $2,388, a $1,349 increase over the prior year quarter, due primarily to higher gross profit levels.

During the current quarter, the Rail, Technologies, and Services segment had a decrease in new orders of $17,664, or 19.3%, compared to the prior year period. The decrease is due primarily to differences in customer order timing in the Rail Distribution business, as well as an unfavorable impact of $4,805 due to the Track Components divestiture. Backlog as of March 31, 2023 was $113,593, a decrease of $9,325, or 7.6%, versus the prior year quarter, $2,531 of which is related to the divested Track Components division.

Precast Concrete Products

	Three Months Ended March 31,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$24,288	$15,010	$9,278	61.8%
Gross profit	$5,521	$2,445	$3,076	125.8%
Gross profit percentage	22.7%	16.3%	6.4%	39.5%
Segment operating loss	$(348)	$(791)	$443	56.0%
Segment operating loss percentage	(1.4)%	(5.3%)	3.9%	73.6%

The Precast Concrete Products segment sales for the three months ended March 31, 2023 increased by $9,278, or 61.8%, compared to the prior year quarter. The VanHooseCo acquisition contributed $8,299, or 55.3%, of the increase in sales over the prior year quarter. Organic sales increased by $979, or 6.5%, which is a continued reflection of the strong demand environment in the southern and northeastern United States markets.

The Precast Concrete Products segment's gross profit for the three months ended March 31, 2023 increased by $3,076, and gross profit margins expanded by 640 basis points to 22.7%. The improvement in gross profit is due to the VanHooseCo acquisition as well as overall sales volumes and stronger margins from the legacy precast business, including the impact of improved pricing. Operating loss for the first quarter of 2023 was $348, a $443 improvement over the prior year quarter, due to higher gross profit levels, which was partially offset by an increase in selling and administrative expenses from the VanHooseCo acquisition, as well as increased personnel expenses.

During the quarter, the Precast Concrete Products segment had an increase in new orders and backlog of 89.2% and 21.2%, respectively, compared to the prior year quarter. The increase in new orders and backlog is due to the VanHooseCo acquisition and strong demand in the legacy business.

Steel Products and Measurement

	Three Months Ended March 31,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$26,816	$20,074	$6,742	33.6%
Gross profit	$3,486	$1,474	$2,012	136.5%
Gross profit percentage	13.0%	7.3%	5.7%	77.0%
Segment operating loss	$(8)	$(2,148)	$2,140	99.6%
Segment operating loss percentage	0.0%	(10.7)%	10.7%	100.0%

The Steel Products and Measurement segment sales for the three months ended March 31, 2023 increased by $6,742, or 33.6%, compared to the prior year quarter. The increase in sales for the first quarter of 2023 was attributable to the $8,819 increase in Coatings and Measurement sales over the prior year quarter, due to increased activity in both traditional and adjacent market applications. This increase was partially offset by a decrease in Fabricated Steel Products business unit sales of $2,087.

Steel Products and Measurement gross profit for the three months ended March 31, 2023 increased by $2,012, and gross profit margins increased 570 basis points to 13.0%. The increase in gross profit is primarily due to stronger margins in the Protective Coatings division attributable to higher volumes. The segment operating loss was reduced $2,140 from the prior year quarter, due to higher gross profit levels.

During the quarter, the Steel Products and Measurement segment had an increase in new orders and backlog of $4,697, or 18.9%, and $9,220, or 18.7%, respectively, compared to the prior year quarter. The increase is a result of improved order levels in the Fabricated Steel Products business unit and the Protective Coatings division due to strong demand in both traditional and adjacent market applications. The backlog increase was partially offset by a $5,657 decrease due to the Chemtec divestiture.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000, of which $49,091 was available for borrowing as of March 31, 2023, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, and acquisitions. The Company’s total debt, including finance leases, was $80,096 and $91,879 as of March 31, 2023 and December 31, 2022, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of March 31, 2023:

	March 31, 2023
Cash and cash equivalents		$2,639
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(79,825)
Letters of credit outstanding	(1,084)
Net availability under the revolving credit facility		49,091
Total available funding capacity		$51,730

The Company’s cash flows are impacted from period to period by fluctuations in working capital, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of March 31, 2023, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$6,932	$(7,636)
Net cash provided by (used in) investing activities	4,661	(539)
Net cash (used in) provided by financing activities	(12,022)	4,012
Effect of exchange rate changes on cash and cash equivalents	186	30
Net decrease in cash and cash equivalents	$(243)	$(4,133)

Cash Flow from Operating Activities
During the three months ended March 31, 2023, net cash provided by operating activities was $6,932, compared to cash used in operating activities of $7,636 during the prior year period. For the three months ended March 31, 2023, net loss and adjustments to reconcile net loss from operating activities provided $3,352, compared to $1,408 in the prior year period. Working capital and other assets and liabilities provided $3,580 in the current period, compared to using $9,044 in the prior year period. The Company received $2,967 during the three months ended March 31, 2023 associated with its federal income tax refund claims, which have now been collected in full.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2023 and 2022 were $699 and $1,764, respectively. The current period expenditures primarily relate to general plant and operational improvements throughout the Company, including corporate system and facility improvements. Expenditures for the three months ended March 31, 2022 primarily related to the implementation of the enterprise resource planning system at additional Company divisions and general plant and operational improvements throughout the Company. On March 30, 2023, the Company divested the assets of its Chemtec business, generating a cash inflow of $5,344 during the three months ended March 31, 2023.

Cash Flow from Financing Activities

During the three months ended March 31, 2023 and 2022, the Company had a decrease in outstanding debt of $12,047 and an increase of $4,409, respectively. The decrease in debt for the three months ended March 31, 2023 was due to both stronger operating cash flows as well as proceeds received from the Chemtec divestiture during the quarter. The increase in debt for the 2022 period was the result of funding working capital and other assets and liabilities. Treasury stock acquisitions of $309 and $397 for the three months ended March 31, 2023 and 2022, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions through February 2026. Repurchases are limited to up to $5,000 in any trailing 12-month period, with unused amounts carrying forward to future periods through the end of the authorization. Any repurchases will be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business. No shares were repurchased in the first quarter of 2023 as part of the stock repurchase program.

Repurchases of shares of the Company’s common stock may be made from time to time in the open market or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time.

Financial Condition
As of March 31, 2023, the Company had $2,639 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of March 31, 2023, approximately $2,136 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash have been to fund its operations, including capital expenditures, acquisitions, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity. As of March 31, 2023, the Company's revolving credit facility had $49,091 of net availability, while the Company had $80,096 in total debt.

On August 13, 2021, the Company entered into the Credit Agreement, which increased the total commitments under the revolving credit facility to $130,000 from $115,000, extended the maturity date from April 30, 2024 to August 13, 2026, and provided more favorable covenant terms. Borrowings under the Credit Agreement bear interest rates based upon either the base rate or SOFR rate plus applicable margins. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility should provide the Company with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable the Company to continue to service its outstanding debt. On August 12, 2022, the Company amended its Credit Agreement to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the maximum Gross Leverage Ratio covenant to 3.75 through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit facilities, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000, effective August 12, 2022 and August 31, 2022, respectively, at which point the agreements effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract.

Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31, 2023	December 31, 2022	March 31, 2022
Rail, Technologies, and Services	$113,593	$105,241	$122,918
Precast Concrete Products	87,737	80,501	72,369
Steel Products and Measurement	58,551	86,509	49,331
Total backlog	$259,881	$272,251	$244,618

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

Critical Accounting Estimates
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
This item is not applicable to a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended March 31, 2023 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	1,126	$10.49	—	$15,000
February 1, 2023 - February 28, 2023	18,632	12.80	—	15,000
March 1, 2023 - March 31, 2023	4,687	12.52	—	15,000
Total	24,445	$12.64	—	$15,000

1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
2.On March 3, 2023, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until February 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
None.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*10.1	2023 Executive Annual Incentive Plan.

*10.2	Form of Restricted Stock Award Agreement (2023).

*10.3	Form of Performance Share Unit Award Agreement and Long Term Incentive Performance Share Unit Program (2023-2025).

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	May 10, 2023	By: /s/ William M. Thalman
William M. Thalman
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)