Form 10-Q
period 2023-06-30
FOSTER L B CO
filed 2023-08-08
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2023
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

As of August 1, 2023, there were 11,091,020 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,880	$2,882
Accounts receivable - net (Note 5)	74,249	82,455
Contract assets - net (Note 3)	34,011	33,613
Inventories - net (Note 6)	79,451	75,721
Other current assets	12,182	11,061
Total current assets	203,773	205,732
Property, plant, and equipment - net	76,948	85,344
Operating lease right-of-use assets - net	15,770	17,291
Other assets:
Goodwill (Note 4)	31,404	30,733
Other intangibles - net (Note 4)	21,256	23,831
Deferred tax assets (Note 9)	—	24
Other assets	2,417	2,355
TOTAL ASSETS	$351,568	$365,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,933	$48,782
Deferred revenue	15,969	19,452
Accrued payroll and employee benefits	8,709	10,558
Current portion of accrued settlement (Note 13)	8,000	8,000
Current maturities of long-term debt (Note 7)	102	127
Other accrued liabilities	14,928	16,192
Total current liabilities	91,641	103,111
Long-term debt (Note 7)	89,403	91,752
Deferred tax liabilities (Note 9)	1,718	3,109
Long-term portion of accrued settlement (Note 13)	6,000	8,000
Long-term operating lease liabilities	12,669	14,163
Other long-term liabilities	7,545	7,577
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2023 and December 31, 2022, 11,115,779; shares outstanding at June 30, 2023 and December 31, 2022, 10,816,902 and 10,776,827, respectively	111	111
Paid-in capital	40,919	41,303
Retained earnings	124,548	123,169
Treasury stock - at cost, 298,877 and 338,952 common stock shares at June 30, 2023 and December 31, 2022, respectively	(4,846)	(6,240)
Accumulated other comprehensive loss	(18,536)	(21,165)
Total L.B. Foster Company stockholders’ equity	142,196	137,178
Noncontrolling interest	396	420
Total stockholders’ equity	142,592	137,598
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,568	$365,310
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales of goods	$132,167	$116,584	$230,705	$201,005
Sales of services	15,867	14,931	32,817	29,304
Total net sales	148,034	131,515	263,522	230,309
Cost of goods sold	101,069	95,331	179,134	165,176
Cost of services sold	14,713	12,891	28,845	25,393
Total cost of sales	115,782	108,222	207,979	190,569
Gross profit	32,252	23,293	55,543	39,740
Selling and administrative expenses	24,528	19,394	45,951	36,692
Amortization expense	1,375	1,419	2,740	2,855
Operating profit	6,349	2,480	6,852	193
Interest expense - net	1,574	384	2,962	754
Other expense (income) - net	719	(701)	2,546	(1,264)
Income before income taxes	4,056	2,797	1,344	703
Income tax expense	563	821	22	313
Net income	3,493	1,976	1,322	390
Net loss attributable to noncontrolling interest	(38)	(34)	(57)	(54)
Net income attributable to L.B. Foster Company	$3,531	$2,010	$1,379	$444
Basic earnings per common share	$0.32	$0.18	$0.12	$0.04
Diluted earnings per common share	$0.32	$0.18	$0.12	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$3,493	$1,976	$1,322	$390
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,252	(3,688)	2,503	(4,568)
Unrealized gain on cash flow hedges, net of tax expense of $0, $50, $0, and $238, respectively	496	147	78	698
Cash flow hedges reclassified to earnings, net of tax expense of $0, $0, $0, and $66, respectively	—	—	—	93
Reclassification of pension liability adjustments to earnings, net of tax expense of $2, $16, $4, and $32, respectively*	41	50	81	99
Total comprehensive income (loss)	5,282	(1,515)	3,984	(3,288)
Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(38)	(34)	(57)	(54)
Foreign currency translation adjustment	29	(61)	33	24
Amounts attributable to noncontrolling interest	(9)	(95)	(24)	(30)
Comprehensive income (loss) attributable to L.B. Foster Company	$5,291	$(1,420)	$4,008	$(3,258)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,322	$390
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(1,710)	(173)
Depreciation	4,989	3,814
Amortization	2,740	2,855
Equity in income of nonconsolidated investments	(16)	(87)
Gain on sales and disposals of property, plant, and equipment	(366)	(214)
Stock-based compensation	1,829	1,183
Loss (gain) on asset divestitures	3,074	(491)
Change in operating assets and liabilities:
Accounts receivable	6,584	(17,327)
Contract assets	(3,033)	2,190
Inventories	(13,068)	(10,695)
Other current assets	(1,251)	(3,573)
Other noncurrent assets	(865)	1,715
Accounts payable	465	9,347
Deferred revenue	627	5,301
Accrued payroll and employee benefits	(1,885)	(2,943)
Accrued settlement	(2,000)	(2,000)
Other current liabilities	(941)	(1,748)
Other long-term liabilities	172	(926)
Net cash used in operating activities	(3,333)	(13,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	539	237
Capital expenditures on property, plant, and equipment	(1,495)	(3,048)
Proceeds from business dispositions	7,706	1,195
Acquisitions, net of cash acquired	966	(5,712)
Net cash provided by (used in) investing activities	7,716	(7,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(95,251)	(78,093)
Proceeds from debt	92,331	96,970
Treasury stock acquisitions	(977)	(401)
Investment of noncontrolling interest	334	—
Net cash (used in) provided by financing activities	(3,563)	18,476
Effect of exchange rate changes on cash and cash equivalents	178	(477)
Net increase (decrease) in cash and cash equivalents	998	(2,711)
Cash and cash equivalents at beginning of period	2,882	10,372
Cash and cash equivalents at end of period	$3,880	$7,661
Supplemental disclosure of cash flow information:
Interest paid	$2,889	$662
Income taxes (received) paid	$(331)	$389

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2023	$111	$40,951	$121,017	$(5,174)	$(20,296)	$405	$137,014
Net income (loss)	—	—	3,531	—	—	(38)	3,493
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	—	1,223	29	1,252
Unrealized derivative gain on cash flow hedges	—	—	—	—	496	—	496
Purchase of 51,241 common shares for treasury	—	—	—	(662)	—	—	(662)
Issuance of 58,432 common shares, net of shares withheld for taxes	—	(977)	—	990	—	—	13
Stock-based compensation	—	945	—	—	—	—	945
Balance, June 30, 2023	$111	$40,919	$124,548	$(4,846)	$(18,536)	$396	$142,592

	Three Months Ended June 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2022	$111	$42,153	$167,167	$(9,200)	$(19,117)	$583	$181,697
Net income (loss)	—	—	2,010	—	—	(34)	1,976
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	50	—	50
Foreign currency translation adjustment	—	—	—	—	(3,627)	(61)	(3,688)
Unrealized derivative gain on cash flow hedges	—	—	—	—	147	—	147
Issuance of 26,167 common shares, net of shares withheld for taxes	—	(877)	—	809	—	—	(68)
Stock-based compensation	—	925	—	—	—	—	925
Balance, June 30, 2022	$111	$42,201	$169,177	$(8,391)	$(22,547)	$488	$181,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
Net income (loss)	—	—	1,379	—	—	(57)	1,322
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	81	—	81
Foreign currency translation adjustment	—	—	—	—	2,470	33	2,503
Unrealized derivative gain on cash flow hedges	—	—	—	—	78	—	78
Purchase of 51,241 common shares for treasury	—	—	—	(662)	—	—	(662)
Issuance of 91,316 common shares, net of shares withheld for taxes	—	(2,213)	—	2,056	—	—	(157)
Stock-based compensation	—	1,829	—	—	—	—	1,829
Balance, June 30, 2023	$111	$40,919	$124,548	$(4,846)	$(18,536)	$396	$142,592

	Six Months Ended June 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
Net income (loss)	—	—	444	—	—	(54)	390
Other comprehensive (loss) income, net of tax:
Pension liability adjustment	—	—	—	—	99	—	99
Foreign currency translation adjustment	—	—	—	—	(4,592)	24	(4,568)
Unrealized derivative gain on cash flow hedges	—	—	—	—	698	—	698
Cash flow hedges reclassified to earnings	—	—	—	—	93	—	93
Issuance of 60,607 common shares, net of shares withheld for taxes	—	(2,254)	—	1,788	—	—	(466)
Stock-based compensation	—	1,183	—	—	—	—	1,183
Balance, June 30, 2022	$111	$42,201	$169,177	$(8,391)	$(22,547)	$488	$181,039
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.
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

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Net Sales	Segment Operating Profit	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$91,616	$6,627	$81,797	$3,998
Precast Concrete Products	33,865	1,296	23,611	(125)
Steel Products and Measurement	22,553	1,456	26,107	762
Total	$148,034	$9,379	$131,515	$4,635

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Net Sales	Segment Operating Profit	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$156,000	$9,015	$145,507	$5,037
Precast Concrete Products	58,153	948	38,621	(916)
Steel Products and Measurement	49,369	1,448	46,181	(1,386)
Total	$263,522	$11,411	$230,309	$2,735

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

A reconciliation of reportable segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating profit for reportable segments	$9,379	$4,635	$11,411	$2,735
Interest expense - net	(1,574)	(384)	(2,962)	(754)
Other (expense) income - net	(719)	701	(2,546)	1,264
Unallocated corporate expenses and other unallocated charges	(3,030)	(2,155)	(4,559)	(2,542)
Income before income taxes	$4,056	$2,797	$1,344	$703

The following table illustrates assets of the Company by reportable segment for the periods presented:

	June 30, 2023	December 31, 2022
Rail, Technologies, and Services	$177,515	$172,111
Precast Concrete Products	104,892	108,598
Steel Products and Measurement	38,492	54,516
Unallocated corporate assets	30,669	30,085
Total	$351,568	$365,310

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,368 in proceeds, subject to final working capital adjustments, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net”. The Ties business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC business (“Chemtec”) for $5,344 in proceeds, subject to final working capital adjustments, generating a $2,065 loss on the sale, which was recorded in “Other expense (income) - net.” The Chemtec business was reported in the Coatings and Measurement business unit within the Steel Products and Measurement segment.
Note 3. Revenue
The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rail Products and Global Friction Management	$81,926	$70,416	$137,974	$122,067
Technology Services and Solutions	9,690	11,381	18,026	23,440
Rail, Technologies, and Services	91,616	81,797	156,000	145,507
Precast Concrete Buildings	19,325	15,811	30,211	25,781
Precast Infrastructure Products	14,540	7,800	27,942	12,840
Precast Concrete Products	33,865	23,611	58,153	38,621
Fabricated Steel Products	14,854	17,967	25,371	30,571
Coatings and Measurement	7,699	8,140	23,998	15,610
Steel Products and Measurement	22,553	26,107	49,369	46,181
Total net sales	$148,034	$131,515	$263,522	$230,309

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended June 30, 2023
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$75,923	$14,540	$20,407	$110,870
Over time	15,693	19,325	2,146	37,164
Total net sales	$91,616	$33,865	$22,553	$148,034

	Three Months Ended June 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$65,872	$8,577	$20,964	$95,413
Over time	15,925	15,034	5,143	36,102
Total net sales	$81,797	$23,611	$26,107	$131,515

	Six Months Ended June 30, 2023
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$129,757	$27,942	$36,133	$193,832
Over time	26,243	30,211	13,236	69,690
Total net sales	$156,000	$58,153	$49,369	$263,522

	Six Months Ended June 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$115,038	$12,840	$36,026	$163,904
Over time	30,469	25,781	10,155	66,405
Total net sales	$145,507	$38,621	$46,181	$230,309

The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under long-term agreements is at times recognized using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts its performance to date under the terms of the contract. The Company’s revenue recognized over time under long-term agreements is also at times recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. The use of an input or an output measure to recognize revenue is determined based on what is most appropriate given the nature of the work performed and terms of the associated agreement.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended June 30,		Percentage of Total Net Sales Three Months Ended June 30,
	2023	2022	2023	2022
Over time input method	$15,724	$20,089	10.6%	15.3%
Over time output method	21,440	16,013	14.5	12.2
Total over time sales	$37,164	$36,102	25.1%	27.5%

	Six Months Ended June 30,		Percentage of Total Net Sales Six Months Ended June 30,
	2023	2022	2023	2022
Over time input method	$31,935	$39,411	12.1%	17.1%
Over time output method	37,755	26,994	14.3	11.7
Total over time sales	$69,690	$66,405	26.4%	28.8%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2022	$33,613
Net additions to contract assets	4,797
Transfers from contract asset balance to accounts receivable	(4,399)
Balance as of June 30, 2023	$34,011

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2022	$6,781
Revenue recognized from contract liabilities	(4,049)
Increase in billings in excess of cost, excluding revenue recognized	3,525
Other adjustments, including business divestiture	(1,938)
Balance as of June 30, 2023	$4,319

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

As of June 30, 2023, the Company had approximately $290,076 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 12.0% of the June 30, 2023 backlog was related to projects that are anticipated to extend beyond June 30, 2024.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2022	$19,948	$10,785	$—	$30,733
VanHooseCo acquisition	—	242	—	242
Foreign currency translation impact	429	—	—	429
Balance as of June 30, 2023	$20,377	$11,027	$—	$31,404

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of current economic conditions, including but not limited to labor markets, supply chains, and other inflationary costs. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of June 30, 2023. However, future impairment charges could result if future projections diverge unfavorably from current expectations in the Rail Technologies and Precast Concrete Products reporting units.

As of June 30, 2023 and December 31, 2022, the components of the Company’s intangible assets were as follows:

	June 30, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$338	$(197)	$141
Customer relationships	16	27,656	(15,828)	11,828
Trademarks and trade names	16	7,983	(4,299)	3,684
Technology	14	32,306	(26,978)	5,328
Favorable lease	6	327	(52)	275
		$68,610	$(47,354)	$21,256

During the six months ended June 30, 2023, certain fully amortized intangible assets of $28 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization.

	December 31, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$27	$(16)	$11
Patents	10	330	(187)	143
Customer relationships	16	27,184	(14,129)	13,055
Trademarks and trade names	16	7,933	(3,989)	3,944
Technology	14	32,201	(25,827)	6,374
Favorable lease	6	327	(23)	304
		$68,002	$(44,171)	$23,831

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”). On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast LLC (“VanHooseCo”). As of June 30, 2023, the purchase accounting for these transactions is final.
Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, were recorded as an expense of $256 and $150 for the three months ended June 30, 2023 and 2022, respectively, and an expense of $411 and $211 for the six months ended June 30, 2023 and 2022, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2022	$813
Current period provision	411
Write-off against allowance	(197)
Balance as of June 30, 2023	$1,027

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of June 30, 2023 and December 31, 2022 are summarized in the following table:

	June 30, 2023	December 31, 2022
Finished goods	$48,237	$41,431
Work-in-process	5,304	9,693
Raw materials	25,910	24,597
Inventories - net	$79,451	$75,721

Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Revolving credit facility	$89,280	$91,567
Finance leases and financing agreements	225	312
Total	89,505	91,879
Less current maturities	(102)	(127)
Long-term portion	$89,403	$91,752

On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior revolving credit facility, as amended, on terms more favorable to the Company and extends the maturity from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

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

On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (“Second Amendment”) to obtain approval for the acquisition of VanHooseCo Precast, LLC (“VanHooseCo”) and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the Maximum Gross Leverage Ratio covenant to 3.50 through June 30, 2023 to accommodate the transaction.

As of June 30, 2023, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $1,173.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per common share:
Net income	$3,493	$1,976	$1,322	$390
Denominator:
Weighted average shares outstanding	10,807	10,715	10,800	10,700
Denominator for basic earnings per common share	10,807	10,715	10,800	10,700
Effect of dilutive securities:
Stock compensation plans	71	99	66	109
Dilutive potential common shares	71	99	66	109
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,878	10,814	10,866	10,809
Basic earnings per common share	$0.32	$0.18	$0.12	$0.04
Diluted earnings per common share	$0.32	$0.18	$0.12	$0.04
Note 9. Income Taxes
For the three months ended June 30, 2023 and 2022, the Company recorded an income tax expense of $563 and $821, respectively, on pre-tax income of $4,056 and $2,797, respectively, for an effective income tax rate of 13.9% and 29.4%, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax expense of $22 and $313, respectively, on pre-tax income of $1,344 and $703, respectively, for an effective income tax rate of 1.6% and 44.5%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $945 and $925 for the three months ended June 30, 2023 and 2022, respectively, and $1,829 and $1,183 for the six months ended June 30, 2023 and 2022, respectively, related to restricted stock awards and performance unit awards. As of June 30, 2023, unrecognized compensation expense for awards that the Company expects to vest approximated $7,026. The Company will recognize this unrecognized compensation expense over the upcoming 2.7 years through March 2026.

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

In February 2023, the Compensation Committee approved the 2023-2025 Long Term Incentive Plan which includes grants of performance share units and restricted stock. The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the six months ended June 30, 2023:

	Restricted Stock	Deferred Stock Units	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	174,173	46,268	108,478	$17.77
Granted	181,914	—	367,558	11.78
Vested	(88,367)	(33,864)	—	15.97
Adjustment for incentive awards expected to vest	—	—	20,104	15.36
Outstanding as of June 30, 2023	267,720	12,404	496,140	$14.44
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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and "Other accrued liabilities" when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	June 30, 2023	Level 1	Level 2	Level 3	December 31, 2022	Level 1	Level 2	Level 3
Term deposits	$17	$17	$—	$—	$17	$17	$—	$—
Interest rate swaps	2,008	—	2,008	—	1,930	—	1,930	—
Total assets	$2,025	$17	$2,008	$—	$1,947	$17	$1,930	$—

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

For the three months ended June 30, 2023 and 2022, the Company recognized interest income of $295 and $19, respectively, from interest rate swaps. For the six months ended June 30, 2023 and 2022, the Company recognized interest income and interest expense of $540 and $78, respectively, from interest rate swaps.

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$71	$49	$143	$97
Expected return on plan assets	(64)	(66)	(128)	(132)
Recognized net actuarial loss	16	18	31	35
Net periodic pension cost	$23	$1	$46	$—

The Company has made contributions to its United States defined benefit plan of $176 during the six months ended June 30, 2023 and expects to make total contributions of $400 during 2023.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$56	$43	$112	$86
Expected return on plan assets	(84)	(76)	(168)	(152)
Amortization of prior service costs and transition amount	6	6	12	12
Recognized net actuarial loss	3	40	6	80
Net periodic pension (income) cost	$(19)	$13	$(38)	$26

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the six months ended June 30, 2023, the Company contributed approximately $170 to the plan. The Company anticipates total contributions of approximately $340 to the United Kingdom pension plan during 2023.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$793	$390	$1,407	$695
Canada	32	45	94	105
United Kingdom	315	379	576	379
	$1,140	$814	$2,077	$1,179

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

Union Pacific Railroad (“UPRR”) Concrete Tie Matter
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”), entered into a Settlement Agreement (the “Settlement Agreement”) with UPRR to resolve the then-pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.

Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR agreed to purchase and has been purchasing from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning March 13, 2019, per letters of intent under the Settlement Agreement. During the third quarter of 2021, in connection with the Company’s divestiture of its Piling Products division, the targeted annual purchases per year have been reduced to $6,000 for 2021 through 2024. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2023 and thereafter are as follows:

Year Ending December 31,
Remainder of 2023	$6,000
2024	8,000
Total	$14,000

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of June 30, 2023 and December 31, 2022, the Company maintained environmental reserves approximating $2,447 and $2,472, respectively.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of June 30, 2023.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of June 30, 2023, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Chemtec, and Ties businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., and VanHooseCo Precast LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of SOFR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the conflict in Ukraine; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview and Business Update
Results of the Quarter

	Three Months Ended June 30,		Percent Change	Percent of Total Net Sales Three Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022
Net sales	$148,034	$131,515	12.6%	100.0%	100.0%
Gross profit	32,252	23,293	38.5	21.8	17.7
Expenses:
Selling and administrative expenses	24,528	19,394	26.5	16.6	14.7
Amortization expense	1,375	1,419	(3.1)	0.9	1.1
Operating profit	6,349	2,480	156.0	4.3	1.9
Interest expense - net	1,574	384	**	1.1	0.3
Other expense (income) - net	719	(701)	202.6	0.5	(0.5)
Income before income taxes	4,056	2,797	45.0	2.7	2.1
Income tax expense	563	821	(31.4)	0.4	0.6
Net income	3,493	1,976	76.8	2.4	1.5
Net loss attributable to noncontrolling interest	(38)	(34)	11.8	(0.0)	(0.0)
Net income attributable to L.B. Foster Company	$3,531	$2,010	75.7%	2.4%	1.5%
Diluted earnings per common share	$0.32	$0.18
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

On August 1, 2022, the Company sold substantially all the operating assets of its Track Components business. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments and a loss on sale of $467 was recorded in “Other expense (income) - net.” The Track Components business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.

On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast, LLC (“VanHooseCo”), a business specializing in precast concrete walls, water management products, and forms for the commercial and residential infrastructure markets for $52,146 net of cash acquired. VanHooseCo has been included in the Company’s Precast Concrete Products segment.

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds, subject to final working capital adjustments, generating a $2,065 loss on sale, recorded in “Other expense (income) - net.” The Chemtec business was reported in the Coatings and Measurement business unit within the Steel Products and Measurement segment.

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,368 in proceeds, subject to final working capital adjustments, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net”. The Ties business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.

Results Summary

Net sales of $148,034 for the three months ended June 30, 2023 increased by $16,519, or 12.6%, over the prior year quarter. The change in sales is due in part to the acquisitions of Skratch and VanHooseCo offset by the divestiture of the Track Components and Chemtec businesses. Organic growth and acquisitions drove a 13.3% and 6.0% increase in sales over the prior year quarter, respectively, with an offsetting 6.8% decline from divestitures.

Gross profit for the three months ended June 30, 2023, was $32,252, an increase of $8,959 over the prior year quarter, or 38.5%, and gross profit margins expanded by 410 basis points to 21.8%. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation plan along with increased sales volumes, product mix, and pricing.

Selling and administrative expenses for the three months ended June 30, 2023 increased by $5,134, or 26.5%, from the prior year quarter, due primarily to increased personnel costs as well as the net impact from business portfolio actions. Selling and administrative expenses as a percent of net sales were 16.6% versus 14.7% in the prior year quarter.

Other expense - net for the three months ended June 30, 2023 was $719 while other income - net was $701 in the prior year quarter. Other expense - net for the three months ended June 30, 2023 was due to the $1,041 loss on the divestitures of Ties and Chemtec, and other income - net for the three months ended June 30, 2022 was due to a $489 divestiture gain and $318 in insurance proceeds.

The Company’s effective income tax rate for the three months ended June 30, 2023 was 13.9%, compared to 29.4% in the prior year quarter. The Company’s effective income tax rate for the three months ended June 30, 2023 differed from the federal statutory of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year.

Net income for the three months ended June 30, 2023 attributable to the Company was $3,531, or $0.32 per diluted share, favorable by $1,521, or $0.14 per diluted share, from the prior year quarter. Net income for the three months ended June 30, 2023 was primarily driven by stronger comparable operating profit stemming from margin expansion despite the $1,041 loss on divestitures.

The Company continues to execute its strategic transformation into a technology-focused, high growth infrastructure solutions provider, as evidenced by the number of recent portfolio actions taken, including the sale of Ties, which further reduces the Company’s commoditized offering to allow for increased focus on its core growth platforms, Rail Technologies and Precast Concrete, as well as organic growth initiatives, debt reduction, and improving shareholder value.

Results of Operations - Segment Analysis

Second Quarter 2023 Compared to Second Quarter 2022

Rail, Technologies, and Services

	Three Months Ended June 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$91,616	$81,797	$9,819	12.0%
Gross profit	$19,847	$15,661	$4,186	26.7%
Gross profit percentage	21.7%	19.1%	2.6%	13.1%
Segment operating profit	$6,627	$3,998	$2,629	65.8%
Segment operating profit percentage	7.2%	4.9%	2.3%	46.9%

The Rail, Technologies, and Services segment sales for the three months ended June 30, 2023 increased by $9,819, or 12.0%, compared to the prior year quarter. Net sales increased by 17.0% organically and by 0.8% from the acquisition of Skratch, offset by a 5.8% decrease from the divestiture of Track Components. The Rail Products and Global Friction Management business units increase in sales was offset by sales decreases in the Technology Services and Solutions business unit. The Rail Products and Global Friction Management sales increase was driven by strength in domestic markets served. The sales decrease in the Technology Services and Solutions business unit was driven by weak economic conditions in the Company’s U.K. based businesses.

The Rail, Technologies, and Services segment gross profit increased by $4,186, or 26.7% over the prior year quarter, and gross profit margins expanded 260 basis points to 21.7%. Gross profit increases in Rail Products and Global Friction Management were commensurate with higher sales levels, while weaker sales in Technology Services and Solutions partially offset the increased gross profit. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation along with increased sales in the higher margin Global Friction Management business along with improved pricing. Operating profit was $6,627, a $2,629 increase over the prior year quarter, due primarily to higher gross profit levels.

During the current quarter, the Rail, Technologies, and Services segment had an increase in new orders of $23,048, or 24.8%, compared to the prior year period. The increase is due to tailwinds from government infrastructure investment programs, despite a $3,114 decrease due to the divested Track Components business. Backlog as of June 30, 2023 was $132,451, an increase of $434, or 0.3%, versus the prior year quarter, despite a $6,960 and $832 reduction due to the Ties and Track Components divestitures, respectively.

Precast Concrete Products

	Three Months Ended June 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$33,865	$23,611	$10,254	43.4%
Gross profit	$7,676	$3,347	$4,329	129.3%
Gross profit percentage	22.7%	14.2%	8.5%	59.9%
Segment operating profit (loss)	$1,296	$(125)	$1,421	**
Segment operating profit (loss) percentage	3.8%	(0.5%)	4.3%	**
** Results of the calculation are not considered meaningful for presentation purposes.

The Precast Concrete Products segment sales for the three months ended June 30, 2023 increased by $10,254, or 43.4%, compared to the prior year quarter. The VanHooseCo acquisition contributed $7,230, or 30.6%, of the increase in sales over the prior year quarter. Organic sales increased by $3,024, or 12.8%, which is a continued reflection of the strong demand environment in the southern and northeastern United States markets.

The Precast Concrete Products segment's gross profit for the three months ended June 30, 2023 increased by $4,329, and gross profit margins expanded by 850 basis points to 22.7%. The improvement in gross profit is due to the VanHooseCo acquisition as well as overall sales volumes and stronger margins from the legacy precast business, including the impact of improved pricing. Operating profit for the second quarter of 2023 was $1,296, a $1,421 improvement over the prior year quarter, due to higher gross profit levels, which was partially offset by an increase in selling and administrative expenses from the VanHooseCo acquisition, as well as increased personnel expenses.

During the quarter, the Precast Concrete Products segment had an increase in new orders and backlog of 65.0% and 28.2%, respectively, compared to the prior year quarter. The increase in new orders and backlog is due primarily to the VanHooseCo acquisition.

Steel Products and Measurement

	Three Months Ended June 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$22,553	$26,107	$(3,554)	(13.6)%
Gross profit	$4,729	$4,285	$444	10.4%
Gross profit percentage	21.0%	16.4%	4.6%	27.8%
Segment operating profit	$1,456	$762	$694	91.1%
Segment operating profit percentage	6.5%	2.9%	3.6%	124.1%

The Steel Products and Measurement segment sales for the three months ended June 30, 2023 decreased by $3,554, or 13.6%, compared to the prior year quarter. The decrease in sales for the second quarter of 2023 was attributable to the $4,176 decrease due to the divestiture of the Chemtec business during the first quarter of 2023 and a decline in the Fabricated Steel Products business, driven by soft demand for bridge grid decking. This decline was offset by increased activity in both traditional and adjacent market applications in the Protective Coatings business unit within Coatings and Measurement.

Steel Products and Measurement gross profit for the three months ended June 30, 2023 increased by $444, and gross profit margins increased 460 basis points to 21.0%. The increase in gross profit is primarily due to stronger margins in the Protective Coatings division attributable to higher volumes. The segment operating profit increased by $694 from the prior year quarter, due to higher gross profit levels.

During the quarter, the Steel Products and Measurement segment had an increase in new orders and backlog of $4,360, or 17.0%, and $18,635, or 39.4%, respectively, compared to the prior year quarter. The increase is a result of improved order levels in the Protective Coatings division due to strong demand in both traditional and adjacent market applications which was offset by a $6,023 decline from the Chemtec divestiture. The backlog increase was partially offset by a $7,503 decrease due to the Chemtec divestiture.

Six Month Results

	Six Months Ended June 30,		Percent Change	Percent of Total Net Sales Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022
Net sales	$263,522	$230,309	14.4%	100.0%	100.0%
Gross profit	55,543	39,740	39.8	21.1	17.3
Expenses:
Selling and administrative expenses	45,951	36,692	25.2	17.4	15.9
Amortization expense	2,740	2,855	(4.0)	1.0	1.2
Operating profit	6,852	193	**	2.6	0.1
Interest expense - net	2,962	754	**	1.1	0.3
Other expense (income) - net	2,546	(1,264)	**	1.0	(0.5)
Income before income taxes	$1,344	$703	91.2%	0.5%	0.3%
Income tax expense	22	313	(93.0)	—	0.1
Net income	1,322	390	239.0	0.5	0.2
Net loss attributable to noncontrolling interest	(57)	(54)	5.6	—	—
Net income attributable to L.B. Foster Company	1,379	444	210.6	0.5	0.2
Diluted earnings per common share	$0.12	$0.04
** Results of the calculation are not considered meaningful for presentation purposes.

Results Summary

Net sales of $263,522 for the six months ended June 30, 2023 increased by $33,213, or 14.4%, over the prior year quarter. The change in sales is due in part to the acquisitions of Skratch and VanHooseCo offset by the divestitures of the Track Components and Chemtec businesses. Organic growth and acquisitions drove a 10.8% and 7.4% increase in sales over the prior year quarter, respectively, with an offsetting 3.7% decline from divestitures.

Gross profit for the six months ended June 30, 2023 was $55,543, an increase of $15,803 over the prior year quarter, or 39.8%, and gross profit margins expanded by 380 basis points to 21.1%. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation plan along with higher sales volume, improved product mix, input costs, and pricing.

Selling and administrative expenses for the six months ended June 30, 2023 increased by $9,259, or 25.2%, from the prior year quarter, due in part to the acquisitions of VanHooseCo and Skratch, as well as higher personnel expenses. Selling and administrative expenses as a percent of net sales were 17.4 % versus 15.9 % in the prior year quarter, a 150 basis point increase.

Other expense - net for the six months ended June 30, 2023 was $2,546 while other income - net was $1,264 in the prior year quarter. Other expense - net for the six months ended June 30, 2023 was due primarily to the $3,074 loss on the divestitures of Ties and Chemtec, and other income - net for the six months ended June 30, 2022 was due to a $489 divestiture gain and $790 in insurance proceeds.

The Company’s effective income tax rate for the six months ended June 30, 2023 was 1.6%, compared to 44.5% in the prior year quarter. The Company’s effective tax rate for the six months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year.

Net income for the six months ended June 30, 2023 attributable to the Company was $1,379, or $0.12 per diluted share, favorable by $935, or $0.08 per diluted share, from the prior year quarter. Net income was primarily driven stronger operating profit stemming from margin expansion during the six months ended June 30, 2023, which was offset by a $3,074 loss on the divestitures of the Chemtec and Ties.

The Company continues to execute its strategic transformation into a technology-focused, high growth infrastructure solutions provider, as evidenced by the number of recent portfolio actions taken, including the sale of Ties, which further reduces the Company’s commoditized offering to allow for increased focus on its core growth platforms, Rail Technologies and Precast Concrete, as well as organic growth initiatives, debt reduction, and improving shareholder value.

Results of Operations - Segment Analysis

First Six Months 2023 Compared to First Six Months 2022

Rail, Technologies, and Services

	Six Months Ended June 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$156,000	$145,507	$10,493	7.2%
Gross profit	$34,131	$28,188	$5,943	21.1%
Gross profit percentage	21.9%	19.4%	2.5%	12.9%
Segment operating profit	$9,015	$5,037	$3,978	79.0%
Segment operating profit percentage	5.8%	3.5%	2.3%	66.9%

The Rail, Technologies, and Services segment sales for the six months ended June 30, 2023 increased by $10,493, or 7.2%, compared to the prior year quarter. Net sales increased by 12.1% organically and by 1.0% from the acquisition of Skratch, offset by a 5.9% decrease from the divestiture of Track Components. The Rail Products and Global Friction Management business unit increase in sales were offset by sales decreases in the Technology Services and Solutions business unit. The Rail Products and Global Friction Management sales increases were driven by strength in domestic markets served. The sales decrease in the Technology Services and Solutions business unit was driven by the completion of the multi-year Crossrail project in late 2022 and weak economic conditions in the United Kingdom.

The Rail, Technologies, and Services segment gross profit increased by $5,943, or 21.1% over the prior year quarter, and gross profit margins expanded 250 basis points to 21.9%. Gross profit increases in Rail Products and Global Friction Management were commensurate with higher sales levels, while weaker sales in Technology Services and Solutions partially offset the gross profit. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation along with increased sales in the higher margin Global Friction Management business along with improved pricing. Operating profit was $9,015, a $3,978 increase over the prior year quarter, due primarily to higher gross profit levels.

During the current quarter, the Rail, Technologies, and Services segment had an increase in new orders of $5,385, or 2.9%, compared to the prior year period. The increase is due primarily to increases in the Global Friction Management business unit, which was offset by an unfavorable impact of $7,918 due to the Track Components divestiture. Backlog as of June 30, 2023 was $132,451, an increase of $434, or 0.3%, versus the prior year quarter, despite a $6,960 and $832 reduction due to the Ties and Track Components sales, respectively.

Precast Concrete Products

	Six Months Ended June 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$58,153	$38,621	$19,532	50.6%
Gross profit	$13,197	$5,792	$7,405	127.8%
Gross profit percentage	22.7%	15.0%	7.7%	51.3%
Segment operating profit (loss)	$948	$(916)	$1,864	203.5%
Segment operating profit (loss) percentage	1.6%	(2.4)%	4.0%	168.7%

The Precast Concrete Products segment sales for the six months ended June 30, 2023 increased by $19,532, or 50.6%, compared to the prior year quarter. The VanHooseCo acquisition contributed $15,530, or 40.2% of the increase in sales over the prior year quarter.

Organic sales increased by $4,002, or 10.4%, which is a continued reflection of the strong demand environment in the southern and northeastern United States markets.

The Precast Concrete Products segment's gross profit for the six months ended June 30, 2023 increased by $7,405, and gross profit margins expanded by 770 basis points to 22.7%. The improvement in gross profit is due to the VanHooseCo acquisition as well as overall sales volumes and stronger margins from the legacy precast business, including the impact of improved pricing. Operating profit for the six months ended June 30, 2023 was $948, a $1,864 improvement over the prior year quarter, due to higher gross profit levels, which was partially offset by an increase in selling and administrative expenses from the VanHooseCo acquisition, as well as increased personnel expenses.

During the quarter, the Precast Concrete Products segment had an increase in new orders and backlog of 76.0% and 28.2%, respectively, compared to the prior year quarter. The increase in new orders and backlog is due to the VanHooseCo acquisition and strong demand in the legacy business.

Steel Products and Measurement

	Six Months Ended June 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net Sales	$49,369	$46,181	$3,188	6.9%
Gross profit	$8,215	$5,760	$2,455	42.6%
Gross profit percentage	16.6%	12.5%	4.1%	33.4%
Segment operating profit (loss)	$1,448	$(1,386)	$2,834	204.5%
Segment operating profit (loss) percentage	2.9%	(3.0)%	5.9%	197.7%

The Steel Products and Measurement segment sales for the six months ended June 30, 2023 increased by $3,188, or 6.9%, compared to the prior year quarter. The increase in sales for the second quarter of 2023 was attributable to the increase in Coatings and Measurement sales over the prior year quarter, due to increased activity in both traditional and adjacent market applications. This increase was partially offset by a decrease in Fabricated Steel Products business unit sales, driven by soft demand for bridge grid decking.

Steel Products and Measurement gross profit for the six months ended June 30, 2023 increased by $2,455, and gross profit margins increased 410 basis points to 16.6%. The increase in gross profit is primarily due to stronger margins in the Protective Coatings division attributable to higher volumes. The segment operating profit increased by $2,834 from the prior year quarter, due to higher gross profit levels.

During the quarter, the Steel Products and Measurement segment had an increase in new orders and backlog of $9,057, or 17.9%, and $18,635, or 39.4%, respectively, compared to the prior year quarter. The increase is a result of improved order levels in the Fabricated Steel Products business unit and the Protective Coatings division due to strong demand in both traditional and adjacent market applications which was offset by a decrease of $6,982 due to the divestiture of Chemtec. The backlog increase was partially offset by a $7,503 decrease due to the Chemtec divestiture.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000, of which $39,547 was available for borrowing as of June 30, 2023, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, and acquisitions. The Company’s total debt, including finance leases, was $89,505 and $91,879 as of June 30, 2023 and December 31, 2022, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of June 30, 2023:

	June 30, 2023
Cash and cash equivalents		$3,880
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(89,280)
Letters of credit outstanding	(1,173)
Net availability under the revolving credit facility		39,547
Total available funding capacity		$43,427

The Company’s cash flows are impacted from period to period by fluctuations in working capital, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of June 30, 2023, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(3,333)	$(13,382)
Net cash provided by (used in) investing activities	7,716	(7,328)
Net cash (used in) provided by financing activities	(3,563)	18,476
Effect of exchange rate changes on cash and cash equivalents	178	(477)
Net increase (decrease) in cash and cash equivalents	$998	$(2,711)

Cash Flow from Operating Activities
During the six months ended June 30, 2023, net cash used by operating activities was $3,333, compared to cash used by operating activities of $13,382 during the prior year period. For the six months ended June 30, 2023, net income and adjustments to reconcile net income from operating activities provided $11,862, compared to $7,277 in the prior year period. Working capital and other assets and liabilities used $15,195 in the current period, compared to using $20,659 in the prior year period. The Company received $2,973 during the six months ended June 30, 2023 associated with its federal income tax refund claims, which have now been collected in full.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2023 and 2022 were $1,495 and $3,048, respectively. The current period expenditures primarily relate to general plant and operational improvements throughout the Company, including corporate system and facility improvements and organic growth initiatives. Expenditures for the six months ended June 30, 2022 primarily related to general plant and operational improvements throughout the Company, as well as organic growth initiatives. During the six months ended June 30, 2023, the Company divested the assets of its Chemtec and Ties businesses, generating a cash inflow of $7,706. During the six months ended June 30, 2023 the Company received proceeds of $966 from final working capital adjustments related to prior year acquisitions. During the six months ended June 30, 2022 the Company had $5,712 in cash outflows for the acquisition of Skratch.

Cash Flow from Financing Activities
During the six months ended June 30, 2023 and 2022, the Company had a decrease in outstanding debt of $2,920 and an increase of $18,877, respectively. The decrease in debt for the six months ended June 30, 2023 was primarily due to the proceeds received from the Ties and Chemtec divestiture during the period, which were used to pay down debt, partially offset by increased working capital needs. The increase in debt for the 2022 period was the result of funding working capital and other assets and liabilities. Treasury stock acquisitions of $977 and $401 for the six months ended June 30, 2023 and 2022, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions through February 2026. Repurchases are limited to up to $5,000 in any trailing 12-month period, with unused amounts carrying forward to future periods through the end of the authorization. Any repurchases will be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business. In connection with the stock repurchase program, 51,241 shares valued at $662 were repurchased during the six months ended June 30, 2023.

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

Financial Condition
As of June 30, 2023, the Company had $3,880 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of June 30, 2023, approximately $2,418 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash have been to fund its operations, including capital expenditures, acquisitions, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity. As of June 30, 2023, the Company's revolving credit facility had $39,547 of net availability, while the Company had $89,505 in total debt.

On August 13, 2021, the Company entered into the Credit Agreement, which increased the total commitments under the revolving credit facility to $130,000, extended the maturity date from April 30, 2024 to August 13, 2026, and provided more favorable covenant terms. Borrowings under the Credit Agreement bear interest rates based upon either the base rate or SOFR rate plus applicable margins. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility should provide the Company with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable the Company to continue to service its outstanding debt. On August 12, 2022, the Company amended its Credit Agreement to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the maximum Gross Leverage Ratio covenant to 3.50 through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit facilities, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30, 2023	December 31, 2022	June 30, 2022
Rail, Technologies, and Services	$132,451	$105,241	$132,017
Precast Concrete Products	91,669	80,501	71,507
Steel Products and Measurement	65,956	86,509	47,321
Total backlog	$290,076	$272,251	$250,845

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2023, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended June 30, 2023 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2023 - April 30, 2023	—	$—	—	$15,000
May 1, 2023 - May 31, 2023	—	—	30,035	14,632
June 1, 2023 - June 30, 2023	441	14.02	21,206	14,338
Total	441	$14.02	51,241	$14,338

1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
2.On March 3, 2023, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until February 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2023.
Amended and Restated Bylaws
On August 7, 2023, the Company’s Board of Directors (the “Board”) approved the Amended and Restated Bylaws, effective as of such date (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws include certain changes to the procedures by which shareholders may recommend nominees to the Board, among other updates, including to:

•implement certain revisions to the Amended and Restated Bylaws in line with Pennsylvania law, including (i) clarifying the requirements and procedures relating to virtual shareholder meetings and the notice procedures applicable to shareholder meetings, (ii) describing the role and authority of the presiding officer at any meeting of shareholders, (iii) specifying the procedures for a shareholder to authorize a proxy, (iv) clarifying who has the authority to fill vacancies on the Board, and (v) clarifying the indemnification rights of directors, officers and other persons under the Amended and Restated Bylaws;

•address matters relating to Rule 14a-19 (the “Universal Proxy Rule”) under the Exchange Act, including (i) requiring that any shareholder submitting a nomination notice make a representation as to whether such shareholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule, and if so, agree in writing that such shareholder will comply with the requirements of the Universal Proxy Rule; (ii) providing the Company a remedy if a shareholder fails to satisfy the Universal Proxy Rule requirements; (iii) requiring that a shareholder inform the Company if such shareholder no longer plans to solicit proxies in accordance with the Universal Proxy Rule; and (iv) requiring shareholders intending to use the Universal Proxy Rule to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rule at least five business days before the meeting upon request by the Company;

•revise and enhance the procedures and disclosure requirements set forth in the advance notice bylaw provisions for director nominations made and business proposals submitted by shareholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act), including (i) requiring additional information, representations, and disclosures regarding proposing shareholders, proposed nominees, proposed business, and other persons related to, and acting in concert with, a shareholder and the shareholder’s solicitation of proxies; (ii) requiring a shareholder to be present in person to present its nomination or proposal at a shareholder meeting; (iii) clarifying that shareholders are not entitled to make additional or substitute nominations or proposals after the submission deadline and may only nominate a number of candidates to the Board that does not exceed the number of directors to be elected at such meeting; (iv) requiring that if requested by the Secretary of the Company, the Board or any committee of the Board proposed nominees make themselves available for interviews by the Board and any committee of the Board within five business days following the date of such request; and (v) clarifying the authority of the Secretary of the Company, the Board, or any committee of the Board to request additional information or written verification to demonstrate the accuracy of previously-provided information with respect to proposing shareholders, proposed nominees, and proposed business;

•require any shareholders directly or indirectly soliciting proxies from other shareholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board;

•provide that, unless the Company consents in writing to the selection of an alternative forum, (i) the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania in the county of the Company’s registered office, will be the sole and exclusive forum for any (A) derivative action or proceeding brought on behalf of the Company, (B) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company to the Company or the Company’s shareholders, (C) action asserting a claim arising pursuant to any provision of the Pennsylvania Business Corporation Law, the Company’s articles of incorporation or the Amended and Restated Bylaws, or (D) action asserting a claim governed by the internal affairs doctrine; and (ii) the federal district courts of the United States of America will be the sole and exclusive forum for any action asserting a claim arising under the Securities Act of 1933, as amended; and

•incorporate certain administrative, modernizing, and conforming changes to provide clarification and consistency, including those regarding meetings of the Board and of the shareholders.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*3.1	Amended and Restated Bylaws of the Company.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	August 8, 2023	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)