Form 10-Q
period 2023-09-30
FOSTER L B CO
filed 2023-11-07
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2023
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

As of November 1, 2023, there were 11,076,168 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,969	$2,882
Accounts receivable - net (Note 5)	64,638	82,455
Contract assets - net (Note 3)	30,503	33,613
Inventories - net (Note 6)	82,020	75,721
Other current assets	9,712	11,061
Total current assets	189,842	205,732
Property, plant, and equipment - net	75,867	85,344
Operating lease right-of-use assets - net	15,440	17,291
Other assets:
Goodwill (Note 4)	30,856	30,733
Other intangibles - net (Note 4)	20,006	23,831
Deferred tax assets (Note 9)	—	24
Other assets	2,580	2,355
TOTAL ASSETS	$334,591	$365,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,900	$48,782
Deferred revenue	16,003	19,452
Accrued payroll and employee benefits	12,358	10,558
Current portion of accrued settlement (Note 13)	8,000	8,000
Current maturities of long-term debt (Note 7)	97	127
Other accrued liabilities	14,679	16,192
Total current liabilities	96,037	103,111
Long-term debt (Note 7)	71,592	91,752
Deferred tax liabilities (Note 9)	1,131	3,109
Long-term portion of accrued settlement (Note 13)	4,000	8,000
Long-term operating lease liabilities	12,312	14,163
Other long-term liabilities	7,391	7,577
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2023 and December 31, 2022, 11,115,779; shares outstanding at September 30, 2023 and December 31, 2022, 10,804,800 and 10,776,827, respectively	111	111
Paid-in capital	41,832	41,303
Retained earnings	125,063	123,169
Treasury stock - at cost, 310,979 and 338,952 common stock shares at September 30, 2023 and December 31, 2022, respectively	(5,062)	(6,240)
Accumulated other comprehensive loss	(20,123)	(21,165)
Total L.B. Foster Company stockholders’ equity	141,821	137,178
Noncontrolling interest	307	420
Total stockholders’ equity	142,128	137,598
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,591	$365,310
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales of goods	$131,065	$117,302	$361,770	$318,307
Sales of services	14,280	12,713	47,097	42,017
Total net sales	145,345	130,015	408,867	360,324
Cost of goods sold	103,061	93,737	282,195	258,913
Cost of services sold	14,060	13,181	42,905	38,574
Total cost of sales	117,121	106,918	325,100	297,487
Gross profit	28,224	23,097	83,767	62,837
Selling and administrative expenses	24,160	22,618	70,111	59,310
Amortization expense	1,379	1,599	4,119	4,454
Operating profit (loss)	2,685	(1,120)	9,537	(927)
Interest expense - net	1,442	993	4,404	1,747
Other expense (income) - net	917	168	3,463	(1,096)
Income (loss) before income taxes	326	(2,281)	1,670	(1,578)
Income tax (benefit) expense	(121)	(176)	(99)	137
Net income (loss)	447	(2,105)	1,769	(1,715)
Net loss attributable to noncontrolling interest	(68)	(28)	(125)	(82)
Net income (loss) attributable to L.B. Foster Company	$515	$(2,077)	$1,894	$(1,633)
Basic earnings (loss) per common share	$0.05	$(0.20)	$0.18	$(0.16)
Diluted earnings (loss) per common share	$0.05	$(0.20)	$0.17	$(0.16)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$447	$(2,105)	$1,769	$(1,715)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,651)	(4,341)	852	(8,933)
Unrealized gain on cash flow hedges, net of tax expense of $0, $217, $0, and $455, respectively	1	632	79	1,330
Cash flow hedges reclassified to earnings, net of tax expense of $0, $0, $0, and $66, respectively	—	—	—	93
Reclassification of pension liability adjustments to earnings, net of tax expense of $1, $8, $5, and $40, respectively*	42	50	123	149
Total comprehensive (loss) income	(1,161)	(5,764)	2,823	(9,076)
Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(68)	(28)	(125)	(82)
Foreign currency translation adjustment	(21)	(21)	12	3
Amounts attributable to noncontrolling interest	(89)	(49)	(113)	(79)
Comprehensive (loss) income attributable to L.B. Foster Company	$(1,072)	$(5,715)	$2,936	$(8,997)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,769	$(1,715)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	(1,958)	(962)
Depreciation	7,449	6,083
Amortization	4,119	4,454
Equity in loss (income) of nonconsolidated investments	6	(38)
Gain on sales and disposals of property, plant, and equipment	(366)	(214)
Stock-based compensation	2,757	1,570
Loss (gain) on asset divestitures	3,074	(44)
Change in operating assets and liabilities:
Accounts receivable	15,927	(23,760)
Contract assets	(261)	(1,037)
Inventories	(16,047)	(21,571)
Other current assets	1,108	2,309
Other noncurrent assets	(762)	2,468
Accounts payable	1,201	12,307
Deferred revenue	782	7,493
Accrued payroll and employee benefits	1,809	(417)
Accrued settlement	(4,000)	(4,000)
Other current liabilities	(1,044)	54
Other long-term liabilities	(253)	(1,816)
Net cash provided by (used in) operating activities	15,310	(18,836)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	539	259
Capital expenditures on property, plant, and equipment	(2,784)	(4,559)
Proceeds from business dispositions	7,706	8,800
Acquisitions, net of cash acquired	337	(58,561)
Net cash provided by (used in) investing activities	5,798	(54,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(150,115)	(128,771)
Proceeds from debt	129,853	197,926
Debt issuance costs	—	(182)
Treasury stock acquisitions	(1,193)	(405)
Investment of noncontrolling interest	334	—
Net cash (used in) provided by financing activities	(21,121)	68,568
Effect of exchange rate changes on cash and cash equivalents	100	(1,100)
Net increase (decrease) in cash and cash equivalents	87	(5,429)
Cash and cash equivalents at beginning of period	2,882	10,372
Cash and cash equivalents at end of period	$2,969	$4,943
Supplemental disclosure of cash flow information:
Interest paid	$4,351	$1,337
Income taxes received	$(271)	$(5,151)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2023	$111	$40,919	$124,548	$(4,846)	$(18,536)	$396	$142,592
Net income (loss)	—	—	515	—	—	(68)	447
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	—	(1,630)	(21)	(1,651)
Unrealized derivative gain on cash flow hedges	—	—	—	—	1	—	1
Purchase of 12,102 common shares for treasury	—	—	—	(216)	—	—	(216)
Issuance of 0 common shares, net of shares withheld for taxes	—	(15)	—	—	—	—	(15)
Stock-based compensation	—	928	—	—	—	—	928
Balance, September 30, 2023	$111	$41,832	$125,063	$(5,062)	$(20,123)	$307	$142,128

	Three Months Ended September 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2022	$111	$42,201	$169,177	$(8,391)	$(22,547)	$488	$181,039
Net income (loss)	—	—	(2,077)	—	—	(28)	(2,105)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	50	—	50
Foreign currency translation adjustment	—	—	—	—	(4,341)	(21)	(4,362)
Unrealized derivative gain on cash flow hedges	—	—	—	—	632	—	632
Issuance of 605 common shares, net of shares withheld for taxes	—	20	—	40	—	—	60
Stock-based compensation	—	387	—	—	—	—	387
Balance, September 30, 2022	$111	$42,608	$167,100	$(8,351)	$(26,206)	$439	$175,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
Net income (loss)	—	—	1,894	—	—	(125)	1,769
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	123	—	123
Foreign currency translation adjustment	—	—	—	—	840	12	852
Unrealized derivative gain on cash flow hedges	—	—	—	—	79	—	79
Purchase of 63,343 common shares for treasury	—	—	—	(878)	—	—	(878)
Issuance of 91,316 common shares, net of shares withheld for taxes	—	(2,228)	—	2,056	—	—	(172)
Stock-based compensation	—	2,757	—	—	—	—	2,757
Balance, September 30, 2023	$111	$41,832	$125,063	$(5,062)	$(20,123)	$307	$142,128

	Nine Months Ended September 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
Net income (loss)	—	—	(1,633)	—	—	(82)	(1,715)
Other comprehensive (loss) income, net of tax:
Pension liability adjustment	—	—	—	—	149	—	149
Foreign currency translation adjustment	—	—	—	—	(8,933)	3	(8,930)
Unrealized derivative gain on cash flow hedges	—	—	—	—	1,330	—	1,330
Cash flow hedges reclassified to earnings	—	—	—	—	93	—	93
Issuance of 61,212 common shares, net of shares withheld for taxes	—	(2,234)	—	1,828	—	—	(406)
Stock-based compensation	—	1,570	—	—	—	—	1,570
Balance, September 30, 2022	$111	$42,608	$167,100	$(8,351)	$(26,206)	$439	$175,701
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.
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

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit
Rail, Technologies, and Services	$86,866	$3,865	$77,350	$539
Precast Concrete Products	38,642	3,389	28,856	1,245
Steel Products and Measurement	19,837	(1,521)	23,809	303
Total	$145,345	$5,733	$130,015	$2,087

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$242,866	$12,880	$222,857	$5,576
Precast Concrete Products	96,795	4,337	67,477	329
Steel Products and Measurement	69,206	(73)	69,990	(1,083)
Total	$408,867	$17,144	$360,324	$4,822

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

The following table demonstrates a reconciliation of reportable segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating profit for reportable segments	$5,733	$2,087	$17,144	$4,822
Interest expense - net	(1,442)	(993)	(4,404)	(1,747)
Other (expense) income - net	(917)	(168)	(3,463)	1,096
Unallocated corporate expenses and other unallocated charges	(3,048)	(3,207)	(7,607)	(5,749)
Income (loss) before income taxes	$326	$(2,281)	$1,670	$(1,578)

The following table illustrates assets of the Company by reportable segment for the periods presented:

	September 30, 2023	December 31, 2022
Rail, Technologies, and Services	$164,728	$172,111
Precast Concrete Products	106,243	108,598
Steel Products and Measurement	36,481	54,516
Unallocated corporate assets	27,139	30,085
Total	$334,591	$365,310

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line. The Bedford, PA based operations supporting the product line are expected to cease in the fourth quarter of 2023. For the three months ended September 30, 2023 and 2022, the product line had $283 and $2,967 in sales, respectively, and for the nine months ended September 30, 2023 and 2022, the product line had $3,749 and $12,975 in sales, respectively. The Company incurred $1,069 of exit costs recorded in “Other expense (income) - net,” which includes $345 in inventory write-downs, $462 in personnel expenses, and $262 in other exit costs. The Company expects to incur an additional $520 of personnel expenses associated with the exit through 2024. During the three months ended September 30, 2023 the Company also recorded a $1,977 reduction in net sales and a $3,051 reduction in gross profit stemming from changes in expected value of certain commercial projects associated with the exit of the product line. The grid deck product line was reported in the Bridge Products business unit within the Steel Products and Measurement segment.

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds, subject to final working capital adjustments, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net.” The Ties business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.

On March 30, 2023, the Company sold substantially all the operating assets of its Precision Measurement Products and Systems business, Chemtec Energy Services LLC (“Chemtec”), for $5,344 in proceeds, subject to final working capital adjustments, generating a $2,065 loss on the sale, which was recorded in “Other expense (income) - net.” The Chemtec business was reported in the Coatings and Measurement business unit within the Steel Products and Measurement segment.

Note 3. Revenue
The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rail Products and Global Friction Management	$76,262	$69,573	$214,236	$192,527
Technology Services and Solutions	10,604	7,777	28,630	30,330
Rail, Technologies, and Services	86,866	77,350	242,866	222,857
Precast Concrete Buildings	20,127	15,525	50,338	41,306
Precast Infrastructure Products	18,515	13,331	46,457	26,171
Precast Concrete Products	38,642	28,856	96,795	67,477
Fabricated Steel Products	14,218	15,300	39,589	45,871
Coatings and Measurement	5,619	8,509	29,617	24,119
Steel Products and Measurement	19,837	23,809	69,206	69,990
Total net sales	$145,345	$130,015	$408,867	$360,324

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended September 30, 2023
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$72,246	$18,516	$20,018	$110,780
Over time	14,620	20,126	(181)	34,565
Total net sales	$86,866	$38,642	$19,837	$145,345

	Three Months Ended September 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$64,913	$13,331	$20,871	$99,115
Over time	12,437	15,525	2,938	30,900
Total net sales	$77,350	$28,856	$23,809	$130,015

	Nine Months Ended September 30, 2023
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$202,003	$46,458	$56,151	$304,612
Over time	40,863	50,337	13,055	104,255
Total net sales	$242,866	$96,795	$69,206	$408,867

	Nine Months Ended September 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$179,951	$26,171	$56,897	$263,019
Over time	42,906	41,306	13,093	97,305
Total net sales	$222,857	$67,477	$69,990	$360,324

During the three and nine months ended September 30, 2023, the Company recorded a $1,977 reduction in net sales stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line.

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

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended September 30,		Percentage of Total Net Sales Three Months Ended September 30,
	2023	2022	2023	2022
Over time input method	$12,642	$14,380	8.7%	11.1%
Over time output method	21,923	16,520	15.1	12.7
Total over time sales	$34,565	$30,900	23.8%	23.8%

	Nine Months Ended September 30,		Percentage of Total Net Sales Nine Months Ended September 30,
	2023	2022	2023	2022
Over time input method	$44,577	$53,791	10.9%	14.9%
Over time output method	59,678	43,514	14.6	12.1
Total over time sales	$104,255	$97,305	25.5%	27.0%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2022	$33,613
Net additions to contract assets	3,718
Transfers from contract asset balance to accounts receivable	(6,828)
Balance as of September 30, 2023	$30,503

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2022	$6,781
Revenue recognized from contract liabilities	(4,421)
Increase in billings in excess of cost, excluding revenue recognized	3,635
Other adjustments, including business divestiture	(1,904)
Balance as of September 30, 2023	$4,091

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

As of September 30, 2023, the Company had approximately $243,219 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 10.9% of the September 30, 2023 backlog was related to projects that are anticipated to extend beyond September 30, 2024.

Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2022	$19,948	$10,785	$—	$30,733
VanHooseCo acquisition	—	242	—	242
Foreign currency translation impact	(119)	—	—	(119)
Balance as of September 30, 2023	$19,829	$11,027	$—	$30,856

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of current economic conditions, including but not limited to labor markets, supply chains, and other inflationary costs. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of September 30, 2023. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

As of September 30, 2023 and December 31, 2022, the components of the Company’s intangible assets were as follows:

	September 30, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$330	$(194)	$136
Customer relationships	16	27,276	(16,200)	11,076
Trademarks and trade names	16	7,942	(4,424)	3,518
Technology	13	32,474	(27,461)	5,013
Favorable lease	6	327	(64)	263
		$68,349	$(48,343)	$20,006

During the nine months ended September 30, 2023, certain fully amortized intangible assets of $27 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization.

	December 31, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$27	$(16)	$11
Patents	10	330	(187)	143
Customer relationships	16	27,184	(14,129)	13,055
Trademarks and trade names	16	7,933	(3,989)	3,944
Technology	14	32,201	(25,827)	6,374
Favorable lease	6	327	(23)	304
		$68,002	$(44,171)	$23,831

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”). On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast LLC (“VanHooseCo”). As of September 30, 2023, the purchase accounting for these transactions is final. Purchase accounting adjustments recognized during the nine months ended September 30, 2023 were immaterial.
Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, were recorded as an expense of $763 and income of $40 for the three months ended September 30, 2023 and 2022, respectively, and an expense of $1,174 and $171 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2022	$813
Current period provision	1,174
Write-off against allowance	(244)
Balance as of September 30, 2023	$1,743
Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of September 30, 2023 and December 31, 2022 are summarized in the following table:

	September 30, 2023	December 31, 2022
Finished goods	$46,740	$41,431
Work-in-process	8,673	9,693
Raw materials	26,607	24,597
Inventories - net	$82,020	$75,721
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Revolving credit facility	$71,476	$91,567
Finance leases and financing agreements	213	312
Total	71,689	91,879
Less current maturities	(97)	(127)
Long-term portion	$71,592	$91,752

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

Borrowings under the Credit Agreement, as amended, will bear interest at rates based upon either the base rate or SOFR rate plus applicable margins. The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness (as defined in the Credit Agreement) divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period (as defined in the Credit Agreement), and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges (as defined in the Credit Agreement), which must be more than 1.05 to 1.00.

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

As of September 30, 2023, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $2,544.
Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per common share:
Net income (loss) attributable to L.B. Foster Company	$515	$(2,077)	$1,894	$(1,633)
Denominator:
Weighted average shares outstanding	10,813	10,731	10,804	10,710
Denominator for basic earnings (loss) per common share	10,813	10,731	10,804	10,710
Effect of dilutive securities:
Stock compensation plans	160	—	91	—
Dilutive potential common shares	160	—	91	—
Denominator for diluted earnings (loss) per common share - adjusted weighted average shares outstanding	10,973	10,731	10,895	10,710
Basic earnings (loss) per common share	$0.05	$(0.20)	$0.18	$(0.16)
Diluted earnings (loss) per common share	$0.05	$(0.20)	$0.17	$(0.16)

There were 109 and 108 anti-dilutive shares for the three and nine months ended September 30, 2022, respectively, excluded from the calculation.
Note 9. Income Taxes
For the three months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $121 and $176, respectively, on pre-tax income of $326 and pre-tax losses of $2,281, respectively, for an effective income tax rate of (37.1%) and 7.7%, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $99 and income tax expense of $137, respectively, on pre-tax income of $1,670 and pre-tax losses of $1,578, respectively, for an effective income tax rate of (5.9%) and (8.7%), respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2023 differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance established against U.S. and United Kingdom deferred tax assets. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $928 and $387 for the three months ended September 30, 2023 and 2022, respectively, and $2,757 and $1,570 for the nine months ended September 30, 2023 and 2022, respectively, related to restricted stock awards and performance share units. As of September 30, 2023, unrecognized compensation expense for awards that the Company expects to vest approximated $6,059. The Company will recognize this unrecognized compensation expense over the upcoming 2.4 years through March 1, 2026.

Shares issued as a result of vested stock-based compensation awards generally will be issued from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock, Performance Share Units, and Performance-Based Stock Awards
Under the 2022 Equity and Incentive Compensation Plan, as amended, successor to the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Awards of restricted stock are subject to a minimum one-year vesting period, including those granted to non-employee directors. Performance share units are offered annually under separate three-year long-term incentive programs. Performance share units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. The Company has, on occasion, issued performance share units with longer performance periods as incentivization and retention tools. If the Company’s estimate of the number of performance share units expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

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

In February 2023, the Compensation Committee approved the 2023-2025 Long Term Incentive Plan which includes grants of performance share units and restricted stock. The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the nine months ended September 30, 2023:

	Restricted Stock	Deferred Stock Units	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	174,173	46,268	108,478	$17.77
Granted	181,914	—	367,558	11.78
Vested	(88,367)	(33,864)	—	15.97
Adjustment for incentive awards expected to vest	—	—	20,104	15.36
Cancelled and forfeited	(2,750)	—	—	14.46
Outstanding as of September 30, 2023	264,970	12,404	496,140	$14.20
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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and “Other accrued liabilities” when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2023	Level 1	Level 2	Level 3	December 31, 2022	Level 1	Level 2	Level 3
Term deposits	$—	$—	$—	$—	$17	$17	$—	$—
Interest rate swaps	2,009	—	2,009	—	1,930	—	1,930	—
Total assets	$2,009	$—	$2,009	$—	$1,947	$17	$1,930	$—

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

For the three months ended September 30, 2023, the Company recognized interest income of $329 from interest rate swaps. For the nine months ended September 30, 2023 and 2022, the Company recognized interest income and interest expense of $869 and $78, respectively, from interest rate swaps.
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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$71	$49	$214	$146
Expected return on plan assets	(64)	(66)	(192)	(198)
Recognized net actuarial loss	16	18	47	53
Net periodic pension cost	$23	$1	$69	$1

The Company has made contributions to its United States defined benefit plan of $176 during the nine months ended September 30, 2023 and expects to make total contributions of approximately $400 during 2023.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$56	$42	$168	$126
Expected return on plan assets	(84)	(74)	(252)	(222)
Amortization of prior service costs and transition amount	6	6	18	18
Recognized net actuarial loss	3	38	9	114
Net periodic pension (income) cost	$(19)	$12	$(57)	$36

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the nine months ended September 30, 2023, the Company contributed approximately $260 to the plan. The Company anticipates total contributions of approximately $347 to the United Kingdom pension plan during 2023.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$728	$441	$2,135	$1,136
Canada	36	83	131	143
United Kingdom	294	588	881	588
	$1,058	$1,112	$3,147	$1,867
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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2023 and thereafter are as follows:

Year Ending December 31,
Remainder of 2023	$4,000
2024	8,000
Total	$12,000

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral

Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of September 30, 2023 and December 31, 2022, the Company maintained environmental reserves approximating $2,426 and $2,472, respectively.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of September 30, 2023.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of September 30, 2023, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Chemtec, and Ties businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., and VanHooseCo Precast LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of SOFR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the conflict in Ukraine and Israel; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview and Business Update
Results of the Quarter

	Three Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
Net sales	$145,345	$130,015	$15,330
Gross profit	28,224	23,097	5,127
Gross profit margin	19.4%	17.8%	160 bps
Expenses:
Selling and administrative expenses	$24,160	$22,618	$1,542
Selling and administrative expenses as a percent of sales	16.6%	17.4%	(80) bps
Amortization expense	1,379	1,599	(220)
Operating profit (loss)	$2,685	$(1,120)	$3,805
Operating profit (loss) margin	1.8%	(0.9)%	270 bps
Interest expense - net	$1,442	$993	$449
Other expense - net	917	168	749
Income (loss) before income taxes	$326	$(2,281)	$2,607
Income tax benefit	(121)	(176)	55
Net income (loss)	$447	$(2,105)	$2,552
Net loss attributable to noncontrolling interest	(68)	(28)	(40)
Net income (loss) attributable to L.B. Foster Company	$515	$(2,077)	$2,592
Diluted earnings (loss) per common share	$0.05	$(0.20)	$0.25

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

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line which was reported in the Fabricated Steel Products business unit within the Steel Products and Measurement segment. The Bedford, PA based operations supporting the product line are expected to cease in the fourth quarter of 2023. For the three months ended September 30, 2023 and 2022, the product line had $283 and $2,967 in sales, respectively, and for the nine months ended September 30, 2023 and 2022, the product line had $3,749 and $12,975 in sales, respectively. The decision to exit the bridge grid deck product line is a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. During the three months ended September 30, 2023, the Company incurred $1,069 of exit costs recorded in “Other expense (income) - net,” which included $345 in inventory write-downs, $462 in personnel expenses, and $262 in other exit costs. The Company expects to incur an additional $520 of personnel expenses associated with the exit through 2024. During the three months ended September 30, 2023 the Company also recorded a $1,977 reduction in net sales and a $3,051 reduction in gross profit stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line.
Acquisition and Divestiture Summary
On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402, which is inclusive of deferred payments withheld by the Company of $1,228, to be paid over the five years following the transaction or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. Skratch is an industry leader in digital system integration with expertise in advanced digital display technologies and capabilities currently serving retail markets in the United Kingdom. Skratch is reported within the Technology Services and Solutions business unit in the Rail, Technologies, and Services segment.

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

On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast, LLC (“VanHooseCo”), a business specializing in precast concrete walls, water management products, and forms for the commercial and residential infrastructure markets for $52,146 net of cash acquired. VanHooseCo is included in the Company’s Precast Concrete Products segment.

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds, subject to final working capital adjustments, generating a $2,065 loss on sale, recorded in “Other expense (income) - net” for the nine months ended September 30, 2023. The Chemtec business was reported in the Coatings and Measurement business unit within the Steel Products and Measurement segment.

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds, subject to final working capital adjustments, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net” for the nine months ended September 30, 2023. The Ties business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.
Results Summary
Net sales of $145,345 for the three months ended September 30, 2023, increased by $15,330, or 11.8%, over the prior year quarter. The change in sales is due in part to the acquisition of VanHooseCo, offset by the divestiture of the Ties, Chemtec, and Track Components businesses. Net sales for the three months ended September 30, 2023 included a $1,977 reduction stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line within the Steel Products and Measurement segment. Net sales for the three months ended September 30, 2022 included a $3,956 reduction from the settlement of certain long-term commercial contracts related to the multi-year Crossrail project in the Company’s Technology Services and Solutions business in the United Kingdom. Organic growth and acquisitions drove a 14.5% and 2.2% increase in sales over the prior year quarter, respectively, with an offsetting 4.8% decline from divestitures.

Gross profit for the three months ended September 30, 2023 was $28,224, an increase of $5,127 over the prior year quarter, or 22.2%, and gross profit margins expanded by 160 basis points to 19.4%. The improvement in gross profit was due to the portfolio changes that are a part of the Company’s strategic transformation, along with an uplift from increased sales volumes, product mix, and pricing. Gross profit for the three months ended September 30, 2023 included a reduction in profitability of $3,051 related to changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line in the Steel Products and Measurement segment. Gross profit for the three months ended September 30, 2022 included a non-routine adverse impact of $3,956 associated with the settlement of certain long-term commercial contracts related to the multi-year Crossrail project in the Company’s Technology Services and Solutions business in the United Kingdom, and expense of $851 associated with a purchase accounting adjustment related to acquired inventory from the acquisition of VanHooseCo within the Precast Concrete Products segment.

Selling and administrative expenses for the three months ended September 30, 2023 increased by $1,542, or 6.8%, from the prior year quarter, due primarily to increased personnel costs as well as a bad debt provision charge of $866 in the Rail, Technologies, and Services segment due to a customer in the United Kingdom that filed for administrative protection. The Company will continue to evaluate the collectibility of this account and will adjust the provision as required. Selling and administrative expenses as a percent of net sales were 16.6% versus 17.4% in the prior year quarter.

Other expense - net for the three months ended September 30, 2023 and 2022 was $917 and $168, respectively. Other expense - net for the three months ended September 30, 2023 was due to $1,069 in costs incurred from the exit of the bridge grid deck product line, which included $345 in inventory write-downs, $462 in personnel expenses, and $262 in other exit costs. The Company expects to incur an additional $520 of personnel expenses associated with the exit through 2024. Other expense - net for the three months ended September 30, 2022 was due to the $447 loss on the sale of Track Components, partially offset by foreign currency revaluation gains.

The Company’s effective income tax rate for the three months ended September 30, 2023 was (37.1)%, compared to 7.7% in the prior year quarter. The Company’s effective income tax rate for the three months ended September 30, 2023 differed from the federal statutory of 21% primarily due to changes in the valuation allowance established against U.S. and United Kingdom deferred tax assets. The Company maintains a valuation allowance against its U.S. and United Kingdom deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year.

Net income for the three months ended September 30, 2023 attributable to the Company was $515, or $0.05 per diluted share, favorable by $2,592, or $0.25 per diluted share, from the prior year quarter. Net income for the three months ended September 30, 2023 was primarily driven by increased sales volumes and gross profit expansion partially offset by an increase in selling and administrative expenses and $4,120 in exit costs impacting both gross profit and other expense - net incurred from the exit of the bridge grid deck product line.

The Company continues to execute its strategic transformation into a technology-focused, high growth infrastructure solutions provider, as evidenced by the number of recent portfolio actions taken which further reduces the Company’s commoditized offerings to allow for increased focus on its core growth platforms, rail technologies and precast concrete, as well as organic growth initiatives, debt reduction, and improving shareholder value.

Results of Operations - Segment Analysis

Third Quarter 2023 Compared to Third Quarter 2022

Rail, Technologies, and Services

	Three Months Ended September 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$86,866	$77,350	$9,516	12.3%
Gross profit	$17,229	$13,376	$3,853	28.8%
Gross profit margin	19.8%	17.3%	2.5%	14.7%
Segment operating profit	$3,865	$539	$3,326	**
Segment operating profit margin	4.4%	0.7%	3.7%	**
** Results of the calculation are not considered meaningful for presentation purposes.

The Rail, Technologies, and Services segment sales for the three months ended September 30, 2023 increased by $9,516, or 12.3%, compared to the prior year quarter. Net sales increased by 14.9% organically, partially offset by a 2.6% decrease from the divestitures of Track Components and Ties. Each of the three business units, Rail Products, Global Friction Management, and Technology Services and Solutions, had an increase in sales from the prior year quarter. The Rail Products and Global Friction Management sales increase was driven by strength in domestic markets served. The sales increase for Technology Services and Solutions was driven by an unfavorable settlement adjustment of $3,956 included in the prior year quarter for certain long-term commercial contracts related to the multi-year Crossrail project, partially offset by a decline in volumes, specifically in our United Kingdom business, in the current quarter.

The Rail, Technologies, and Services segment gross profit increased by $3,853, or 28.8% over the prior year quarter, and gross profit margins expanded 250 basis points to 19.8%. Gross profit improvement in Rail Products is due to the portfolio changes implemented as part of the Company’s strategic transformation, higher volumes, and improved pricing. The gross profit improvement in Global Friction Management was commensurate with higher sales levels. Gross profit improvement in Technology Services and Solutions is due to the adverse impact of $3,956 for certain long-term commercial contracts related to the multi-year Crossrail project incurred in the prior year quarter, offset by lower current quarter gross profit in the in the United Kingdom businesses, driven by unfavorable business mix and ongoing commercial weakness in the United Kingdom market. Operating profit was $3,865, a $3,326 increase over the prior year quarter, due to the commercial contract settlement in the prior year quarter, partially offset by a bad debt provision charge of $866 resulting from a customer in the United Kingdom that filed for administrative protection in the third quarter of 2023.

During the current quarter, the Rail, Technologies, and Services segment had a decrease in new orders of $6,711, or 11.9%, compared to the prior year quarter. The decrease is due to a $1,799 impact associated with the divestitures of Track Components and Ties as well as lower overall order rates in the Rail Products business, partially offset by order growth in the Technology Services and Solutions business. Backlog as of September 30, 2023 was $93,632, a decrease of $15,232, or 14.0%, versus the prior year quarter, driven by a decline in the Rail Products business unit, including a reduction of $7,091 related to the divestiture of Ties, partially offset by a 42.7% and 8.7% increase in Technology Services and Solutions and Global Friction Management backlog, respectively.

Precast Concrete Products

	Three Months Ended September 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$38,642	$28,856	$9,786	33.9%
Gross profit	$9,266	$5,647	$3,619	64.1%
Gross profit margin	24.0%	19.6%	4.4%	22.5%
Segment operating profit	$3,389	$1,245	$2,144	172.2%
Segment operating profit margin	8.8%	4.3%	4.5%	104.3%

The Precast Concrete Products segment sales for the three months ended September 30, 2023 increased by $9,786, or 33.9%, compared to the prior year quarter. The VanHooseCo acquisition contributed $2,800, or 9.7%, of the increase in sales over the prior year quarter. Organic sales increased by $6,986, or 24.2%, which is a continued reflection of the strong demand environment in the southern and northeastern United States markets.

The Precast Concrete Products segment gross profit for the three months ended September 30, 2023 increased by $3,619, and gross profit margins expanded by 440 basis points to 24.0%. The improvement in gross profit is due to the VanHooseCo acquisition as well as overall sales volumes and the impact of improved pricing in the legacy precast business. The prior year quarter includes an expense of $851 associated with a purchase accounting adjustment related to the acquired VanHooseCo inventory. Operating profit for the third quarter of 2023 was $3,389, a $2,144 improvement over the prior year quarter, due to higher gross profit levels, which was partially offset by an increase in selling and administrative expenses.

During the quarter, the Precast Concrete Products segment had a decrease in new orders and backlog of 10.8% and 7.2%, respectively, compared to the prior year quarter. The decrease in new orders and backlog is due primarily to declines in the legacy businesses.

Steel Products and Measurement

	Three Months Ended September 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$19,837	$23,809	$(3,972)	(16.7)%
Gross profit	$1,729	$4,074	$(2,345)	(57.6)%
Gross profit margin	8.7%	17.1%	(8.4)%	(49.1)%
Segment operating (loss) profit	$(1,521)	$303	$(1,824)	**
Segment operating (loss) profit margin	(7.7)%	1.3%	(9.0)%	**
** Results of the calculation are not considered meaningful for presentation purposes.

The Steel Products and Measurement segment sales for the three months ended September 30, 2023, decreased by $3,972, or 16.7%, compared to the prior year quarter. The decrease in sales for the third quarter of 2023 was attributable to the divestiture of Chemtec, which reduced sales by $4,275, and $1,977 stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line, partially offset by organic growth of $2,280 during the quarter.

Steel Products and Measurement gross profit for the three months ended September 30, 2023 decreased by $2,345, and gross profit margins decreased 840 basis points to 8.7%. This decline was driven by the reduction in profitability of $3,051 related to changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line. The segment operating loss was $1,521, unfavorable by $1,824 from the prior year quarter, due to the decline in gross profit, partially offset by lower selling and administrative expenses.

During the quarter, the Steel Products and Measurement segment had a decrease in new orders and backlog of $26,999, or 53.9%, and $8,105, or 10.5%, respectively, compared to the prior year quarter. The decrease in order levels was due to the divestiture of Chemtec, driving a decrease of $15,991, and the discontinued bridge grid deck product line, which had an order decline of $4,518, and a decline in the Company’s Protective Coatings business unit. The backlog decrease was due to the divestiture of the Chemtec business driving a decrease of $20,251, and the discontinued bridge grid deck product line, which had a backlog decrease of $5,405, partially offset by growth in the Protective Coatings business unit.

Nine Month Results

	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
Net sales	$408,867	$360,324	$48,543
Gross profit	83,767	62,837	20,930
Gross profit margin	20.5%	17.4%	310 bps
Expenses:
Selling and administrative expenses	$70,111	$59,310	$10,801
Selling and administrative expenses as a percent of sales	17.1%	16.5%	60 bps
Amortization expense	4,119	4,454	(335)
Operating profit (loss)	$9,537	$(927)	$10,464
Operating profit (loss) margin	2.3%	(0.3)%	260 bps
Interest expense - net	$4,404	$1,747	$2,657
Other expense (income) - net	3,463	(1,096)	4,559
Income (loss) before income taxes	$1,670	$(1,578)	$3,248
Income tax (benefit) expense	(99)	137	(236)
Net income (loss)	$1,769	$(1,715)	$3,484
Net loss attributable to noncontrolling interest	(125)	(82)	(43)
Net income (loss) attributable to L.B. Foster Company	$1,894	$(1,633)	$3,527
Diluted earnings (loss) per common share	$0.17	$(0.16)	$0.33

Results Summary

Net sales of $408,867 for the nine months ended September 30, 2023, increased by $48,543, or 13.5%, over the prior year period. Organic growth and acquisitions drove a 13.3% and 5.5% increase in sales over the prior year period, respectively, with an offsetting 5.3% decline from divestitures. The organic growth rate includes the adverse impact stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line within the Steel Products and Measurement segment by $1,977 and the $3,956 non-routine adverse impact on sales in the prior year from the settlement of certain long-term commercial contracts related to the multi-year Crossrail project in the Company’s Technology Services and Solutions business in the United Kingdom.

Gross profit for the nine months ended September 30, 2023 was $83,767, an increase of $20,930 over the prior year period, or 33.3%, and gross profit margins expanded by 310 basis points to 20.5%. The improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation plan along with higher sales volume and improved product mix, input costs, and pricing. The current year gross profit includes the reduction in profitability of $3,051 related to changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line in the Steel Products and Measurement segment. The prior year gross profit includes the adverse impact of $3,956 associated with the settlement of certain long-term commercial contracts related to the multi-year Crossrail project in the Company’s Technology Services and Solutions business in the United Kingdom and an expense of $851 associated with a purchase accounting adjustment related to acquired inventory stemming from the acquisition of VanHooseCo within the Precast Concrete Products segment.

Selling and administrative expenses for the nine months ended September 30, 2023 increased by $10,801, or 18.2%, from the prior year quarter, due in part to the acquisitions of VanHooseCo and Skratch, higher personnel expenses, and a bad debt provision charge of $866 due to a customer in the United Kingdom who filed for administrative protection in the Rail, Technologies, and Services segment. The Company will continue to evaluate the collectibility of this account and will adjust the provision as required. Selling and administrative expenses as a percent of net sales were 17.1% versus 16.5% in the prior year period, a 60 basis point increase.

Other expense - net for the nine months ended September 30, 2023 was $3,463 while other income - net was $1,096 in the prior year quarter. Other expense - net for the nine months ended September 30, 2023 was due primarily to the $3,074 loss on the divestitures of Ties and Chemtec and $1,069 of exit costs incurred related to the exit of the bridge grid deck product line, and other income - net for the nine months ended September 30, 2022 was due to a $489 divestiture gain and $790 in insurance proceeds.

The Company’s effective income tax rate for the nine months ended September 30, 2023 was (5.9)%, compared to (8.7)% in the prior year period. The Company’s effective tax rate for the nine months ended September 30, 2023 differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance established against U.S. and United Kingdom deferred tax assets. The Company maintains a valuation allowance against its U.S. and United Kingdom deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year.

Net income for the nine months ended September 30, 2023 attributable to the Company was $1,894, or $0.17 per diluted share, favorable by $3,527, or $0.33 per diluted share, from the prior year period. Net income was primarily driven by stronger operating profit stemming from margin expansion during the nine months ended September 30, 2023, which was partially offset by a $3,074 loss on the divestitures of the Chemtec and Ties and $4,120 in exit costs impacting both gross profit and other expense (income) - net incurred from the exit of the bridge grid deck product line.

The Company continues to execute its strategic transformation into a technology-focused, high growth infrastructure solutions provider, as evidenced by the number of recent portfolio actions taken, including the divestiture of Chemtec and Ties and the exit of the bridge grid deck product line, which further reduces the Company’s commoditized offerings to allow for increased focus on its core growth platforms, rail technologies and precast concrete, as well as organic growth initiatives, debt reduction, and improving shareholder value.

Results of Operations - Segment Analysis

First Nine Months 2023 Compared to First Nine Months 2022

Rail, Technologies, and Services

	Nine Months Ended September 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$242,866	$222,857	$20,009	9.0%
Gross profit	$51,360	$41,564	$9,796	23.6%
Gross profit margin	21.1%	18.7%	2.4%	13.4%
Segment operating profit	$12,880	$5,576	$7,304	131.0%
Segment operating profit margin	5.3%	2.5%	2.8%	112.0%

The Rail, Technologies, and Services segment sales for the nine months ended September 30, 2023 increased by $20,009, or 9.0%, compared to the prior year period. Net sales increased by 13.1% organically and by 0.7% from the acquisition of Skratch, offset by a 4.8% decrease from the divestitures of Track Components and Ties. The sales increase was driven by Rail Products and Global Friction Management due to strength in domestic markets served, partially offset by a sales decline in Technology Services and Solutions due to the completion of the multi-year Crossrail project in late 2022 and weak economic conditions in the United Kingdom in 2023. Technology Services and Solutions sales in the nine months ended September 30, 2022 include a $3,956 reduction in sales from the settlement of certain long-term commercial contracts related to the multi-year Crossrail project.

The Rail, Technologies, and Services segment gross profit increased by $9,796, or 23.6%, over the prior year period, and gross profit margins expanded 240 basis points to 21.1%. Gross profit increases in Rail Products and Global Friction Management were commensurate with higher sales levels. Technology Services and Solutions gross profit declined year over year due to lower sales volumes, unfavorable business mix and ongoing commercial weakness in the United Kingdom market, partially offset by the $3,956 reduction in gross profit recorded in the prior year related to the settlement of certain long-term commercial contracts related to the multi-year Crossrail project. The overall improvement in gross profit is due to the portfolio changes that are a part of the Company’s strategic transformation, increased sales in the higher margin Global Friction Management business, and improved pricing. Operating profit was $12,880, a $7,304 increase over the prior year quarter, due primarily to higher gross profit levels.

During the nine months ended September 30, 2023, the Rail, Technologies, and Services segment had a slight decrease in new orders of $1,326, or 0.6%, compared to the prior year period. New orders declined $8,224 and $1,493 related to the divestitures of Track Components and Ties, respectively, which was almost entirely offset by strong order levels in the Global Friction Management and Technology Services and Solutions businesses. Backlog as of September 30, 2023 was $93,632, a decrease of $15,232, or 14.0%, versus the prior year period, driven by a decline in the Rail Products business, including a reduction of $7,091 related to the divestiture of Ties, partially offset by a 42.7% and 8.7% increase in Technology Services and Solutions and Global Friction Management backlog, respectively.

Precast Concrete Products

	Nine Months Ended September 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net sales	$96,795	$67,477	$29,318	43.4%
Gross profit	$22,463	$11,439	$11,024	96.4%
Gross profit margin	23.2%	17.0%	6.2%	36.9%
Segment operating profit	$4,337	$329	$4,008	**
Segment operating profit margin	4.5%	0.5%	4.0%	**
** Results of the calculation are not considered meaningful for presentation purposes.

The Precast Concrete Products segment sales for the nine months ended September 30, 2023 increased by $29,318, or 43.4%, compared to the prior year period. The VanHooseCo acquisition contributed 27.2% of the increase in sales over the prior year period. Organic sales increased by 16.3%, which is a continued reflection of the strong demand environment in the southern and northeastern United States markets.

The Precast Concrete Products segment’s gross profit for the nine months ended September 30, 2023 increased by $11,024, and gross profit margins expanded by 620 basis points to 23.2%. The improvement in gross profit is due to the VanHooseCo acquisition as well as overall sales volumes and stronger margins from the legacy precast business, including the impact of improved pricing. Operating profit for the nine months ended September 30, 2023 was $4,337, a $4,008 improvement over the prior year period, due to higher gross profit levels, which was partially offset by an increase in selling and administrative expenses from the VanHooseCo acquisition, as well as increased personnel expenses.

During the quarter, the Precast Concrete Products segment had an increase in new orders of 39.4% due to both the VanHooseCo acquisition and strong demand in the legacy business. As of September 30, 2023, backlog decreased by 7.2%, driven by the legacy businesses, which was partially offset by uplift from the VanHooseCo acquisition.

Steel Products and Measurement

	Nine Months Ended September 30,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Net Sales	$69,206	$69,990	$(784)	(1.1)%
Gross profit	$9,944	$9,834	$110	1.1%
Gross profit margin	14.4%	14.1%	0.3%	2.3%
Segment operating loss	$(73)	$(1,083)	$1,010	93.3%
Segment operating loss margin	(0.1)%	(1.5)%	1.4%	93.2%

The Steel Products and Measurement segment sales for the nine months ended September 30, 2023 decreased by $784, or 1.1%, compared to the prior year quarter. The decrease in sales for the nine months ended September 30, 2023 was due to a reduction of $8,451 from the Chemtec divestiture and $1,977 stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line, which was almost entirely offset by an increase in Protective Coatings.

Steel Products and Measurement gross profit for the nine months ended September 30, 2023 increased by $110, and gross profit margins increased 30 basis points to 14.4%. Gross profit for the nine months ended September 30, 2023 included growth in Protective Coatings due to stronger margins and higher sales volume, partially offset by an adverse impact of $3,051 related to changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line and a reduction of $560 due to the Chemtec divestiture. The segment operating loss was favorable $1,010 from the prior year period, due to higher gross profit levels and a decrease in selling and administrative expenses.

During the quarter, the Steel Products and Measurement segment had a decrease in new orders and backlog of $17,942, or 17.8%, and $8,105, or 10.5%, respectively, compared to the prior year period. The divestiture of Chemtec during the first quarter of 2023 resulted in a reduction in new orders and backlog of $22,014 and $20,251, respectively, from the prior year period. Strong demand in the Protective Coatings division, in both traditional and expanded market applications, partially offset the decrease in new orders and backlog from the Chemtec divestiture.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000, of which $55,980 was available for borrowing as of September 30, 2023, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, and acquisitions. The Company’s total debt, including finance leases, was $71,689 and $91,879 as of September 30, 2023 and December 31, 2022, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of September 30, 2023:

	September 30, 2023
Cash and cash equivalents		$2,969
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(71,476)
Letters of credit outstanding	(2,544)
Net availability under the revolving credit facility		55,980
Total available funding capacity		$58,949

The Company’s cash flows are impacted from period to period by fluctuations in working capital, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of September 30, 2023, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$15,310	$(18,836)
Net cash provided by (used in) investing activities	5,798	(54,061)
Net cash (used in) provided by financing activities	(21,121)	68,568
Effect of exchange rate changes on cash and cash equivalents	100	(1,100)
Net increase (decrease) in cash and cash equivalents	$87	$(5,429)

Cash Flow from Operating Activities
During the nine months ended September 30, 2023, net cash provided by operating activities was $15,310, compared to cash used by operating activities of $18,836 during the prior year period. For the nine months ended September 30, 2023, net income and adjustments to reconcile net income from operating activities provided $16,850, compared to $9,134 in the prior year period. Working capital and other assets and liabilities used $1,540 in the current period, compared to using $27,970 in the prior year period. The Company received $2,973 during the nine months ended September 30, 2023 associated with its federal income tax refund claims, which have now been collected in full.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2023 and 2022 were $2,784 and $4,559, respectively. The current period expenditures primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives. Expenditures for the nine months ended September 30, 2022 primarily related to general plant and operational improvements throughout the Company, including corporate system and facility improvements and organic growth initiatives. During the nine months ended September 30, 2023, the Company divested the assets of its Chemtec and Ties businesses, generating a cash inflow of $7,706. During the nine months ended September 30, 2023 the Company received proceeds of $337 from final working capital adjustments related to prior year acquisitions. During the nine months ended September 30, 2022 the Company received cash proceeds from the Track Components divestiture and final proceeds from the 2021 Piling Products divestiture totaling $8,800. During the nine months ended September 30, 2022, the Company had $58,561 in cash outflows for the acquisition of Skratch and VanHooseCo.

Cash Flow from Financing Activities
During the nine months ended September 30, 2023 and 2022, the Company had a decrease in outstanding debt of $20,262 and an increase of $69,155, respectively. The decrease in debt for the nine months ended September 30, 2023 was primarily due to cash provided by operations, as well as proceeds received from the Ties and Chemtec divestitures during the period, which were used to pay down debt. The increase in debt for the 2022 period was due largely to the acquisition of VanHooseCo on August 12, 2022, as well as the acquisition of Skratch on June 21, 2022, and the funding of working capital and other assets and liabilities. Treasury stock acquisitions of $1,193 and $405 for the nine months ended September 30, 2023 and 2022, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions through February 2026. Repurchases are limited to up to $5,000 in any trailing 12-month period, with unused amounts carrying forward to future periods through the end of the authorization. Any repurchases will be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business. In connection with the stock repurchase program, 63,343 shares valued at $878 were repurchased during the nine months ended September 30, 2023.

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

Financial Condition
As of September 30, 2023, the Company had $2,969 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of September 30, 2023, approximately $2,243 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash have been to fund its operations, including capital expenditures, acquisitions, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity. As of September 30, 2023, the Company's revolving credit facility had $55,980 of net availability, while the Company had $71,689 in total debt.

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

Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	September 30, 2023	December 31, 2022	September 30, 2022
Rail, Technologies, and Services	$93,632	$105,241	$108,864
Precast Concrete Products	80,391	80,501	86,612
Steel Products and Measurement	69,196	86,509	77,301
Total backlog	$243,219	$272,251	$272,777

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
The Company has integrated VanHooseCo and Skratch into its controls and procedures. Otherwise, there were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2023, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended September 30, 2023 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	—	$—	—	$14,338
August 1, 2023 - August 31, 2023	—	—	4,549	14,258
September 1, 2023 - September 30, 2023	—	—	7,553	14,122
Total	—	$—	12,102	$14,122

1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
2.On March 3, 2023, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until February 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*10.1	Executive Annual Incentive Compensation Plan (As Amended and Restated October 24, 2023).**

*10.2	Supplemental Executive Retirement Plan (As Amended and Restated October 24, 2023).**

*10.3	Key Employee Separation Plan (As Amended and Restated October 24, 2023).**

*10.4	Amended and Restated Executive Recoupment Policy (October 24, 2023).**

*10.5	2022 Equity and Incentive Compensation Plan (As Amended October 24, 2023).**

*10.6	2023 Executive Annual Incentive Plan (October 24, 2023).**

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract, or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	November 7, 2023	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)