Form 10-K
period 2023-12-31
FOSTER L B CO
filed 2024-03-06
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $151,600,835.
As of February 29, 2024, there were 11,001,640 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2024 Proxy Statement will be filed with the US Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Chemtec, and Ties businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., VanHooseCo Precast LLC, and Cougar Mountain Precast, LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of SOFR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other current or periodic filings with the Securities and Exchange Commission.

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
Business Segments
The Company has historically operated under three reporting segments: (1) Rail, Technologies, and Services, (2) Precast Concrete Products, and (3) Steel Products and Measurement. During 2023, the Company made certain organizational changes, which included the appointment of an executive leader for the Infrastructure Solutions business. The Infrastructure Solutions business comprises both the historic Precast Concrete Products and Steel Products and Measurement (since renamed “Steel Products”) reporting segments. After evaluation of the organizational change along with the acquisitions and divestitures that the Company completed, the Company concluded that, beginning in the fourth quarter of 2023, it will operate under two reporting segments, and has restated segment information for the historical periods presented herein to conform to the current presentation.
Accordingly, the Company now operates in two reporting segments: (1) Rail, Technologies, and Services (“Rail”) and (2) Infrastructure Solutions (“Infrastructure”). The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance, and the availability of separate financial results. Financial information concerning these segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
The following table shows the net sales for each reporting segment as a percentage of total net sales for the years ended December 31, 2023 and 2022:

	Percentage of Net Sales
	2023	2022
Rail, Technologies, and Services	57%	60%
Infrastructure Solutions	43	40
	100%	100%
Rail, Technologies, and Services
The Company’s Rail segment is comprised of several manufacturing, distribution, and service businesses that provide a variety of products, solutions, and services for freight and passenger railroads and other industrial companies throughout the world. The Rail segment has sales offices throughout North America, South America, Europe, and Asia, and works on rail projects where it offers products manufactured by the Company, or sourced from numerous supply chain partners. The Rail segment also offers contract project management and aftermarket services. The Rail reporting segment is comprised of the Rail Products, Global Friction Management, and Technology Services and Solutions business units. Within Rail Products and Global Friction Management, we offer a full suite of track components and friction management products and services. Within Technology Services and Solutions, we focus on innovation, creating leading edge engineering and digital communication technology solutions for rail, infrastructure, and the built environment, including control and digital display, contract services and condition monitoring solutions. The Technology Services and Solutions business unit also offers Total Track Monitoring railroad condition monitoring systems, equipment, and services.
Rail Products
The Rail Products business unit is comprised of the Company’s Rail Distribution, Allegheny Rail Products, and Transit Products. The Concrete Ties business was also included in Rail Products until it was sold in June of 2023. Following are summaries of those divisions:
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
Concrete Ties (“Ties”) - This division manufactures engineered concrete railroad ties for freight and passenger railroads and industrial accounts at its facility in Spokane, WA. The Company completed the sale of the operating assets of this division in June of 2023.
Global Friction Management
The Company’s Global Friction Management business unit engineers, manufactures, and fabricates friction management products and application systems for its rail customers. It also provides aftermarket services managing its friction management solutions for customers. The Company’s friction management products optimize performance at the rail to wheel interface, which helps our customers reduce fuel consumption, improve operating efficiencies, extend the life of operating assets such as rail and wheels, reduce track stresses, and lower the related maintenance and operating costs of its rail customers. Friction management products include mobile and wayside systems that apply lubricants and liquid or solid friction modifiers. These products and systems are designed, engineered, manufactured, fabricated, serviced, and marketed in the United States (“US”), Canada, the United Kingdom (“UK”), and Germany.
Technology Services and Solutions
The Company’s Technology Services and Solutions business unit engineers and manufactures Total Track Monitoring railroad condition monitoring systems and equipment including wheel impact load detection systems, wayside data collection and management systems, and rockfall, flood, earthworks, and bridge strike monitoring. These offerings create a smart interface between conventional rail products and intelligent digital technologies to monitor safety, increase network velocity, and enable the digital railway. In addition, the business unit provides controls, display, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience. These products, systems, and services are designed, engineered, serviced, and marketed in the US, UK, and Germany. In June of 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”), located in Telford, UK. Skratch offers a single-point supply solution model for clients, and enables large scale deployments of its intelligent digital signage solutions. Skratch’s service offerings include design, prototyping and proof of concept, hardware and software, logistics and warehousing, installation, maintenance, content management, and managed monitoring.
Infrastructure Solutions
The Infrastructure segment uses its industry expertise to design, manufacture, and deploy advanced technologies that positively impact the built environment, including precast concrete buildings and products, bridge products, and pipe protective coatings and threading. The Infrastructure segment is composed of nine operating facilities across the US providing engineered precast concrete solutions, fabricated bridge products, and protective pipe coating and threading offerings across North America.
Precast Concrete Products
The Precast Concrete Products (“Precast”) business unit manufactures precast concrete products for the North American civil infrastructure market. Under its CXT® brand, Precast manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors for national, state, and municipal parks. The Company is a leading, high-end supplier of precast buildings in terms of volume, product options, and capabilities. Precast also manufactures various other precast concrete products such as sounds walls, bridge beams, box culverts, septic tanks, and other custom pre-stressed and precast concrete products at its Boise, ID, Hillsboro, TX, and Waverly, WV manufacturing facilities.
In August of 2022, the Company acquired the operating assets of VanHooseCo Precast, LLC (“VanHooseCo”), a privately-held business headquartered in Loudon, Tennessee specializing in precast concrete walls, water management products, and forms for the commercial and residential infrastructure markets. VanHooseCo has a manufacturing site in Loudon, near Knoxville, and a facility in Lebanon, TN near Nashville. The Company also entered into license agreements for VanHooseCo’s ENVIROCAST® pre-insulated concrete walls and ENVIROKEEPER® water retention and management product lines. The acquisition expanded L.B. Foster’s addressable market to include commercial and residential developers, as well as state and local agencies in Tennessee and surrounding states, and provides a platform for further investment and organic growth in the expanding precast concrete infrastructure market.
Steel Products
The Company’s Steel Products business unit provides custom engineered solutions and services that help to build and maintain critical civil and energy infrastructure throughout North America. Steel Products designs, manufactures, and supplies a variety of steel bridge products to contractors performing installation and repair work to North American transportation infrastructure network. It also provides solutions in corrosion protection for the safe transportation of gas and liquids in pipelines as well as threaded pipe for water well applications.
Bridge Products - The Bridge Products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries, including concrete-reinforced steel grid decking, open steel grid deck, aluminum bridge railing, and stay-in-place steel bridge forms. The Company discontinued its grid deck product line in the third quarter of 2023 and expects to complete any remaining customer obligations in 2024.

Water Well Products - The Company’s Magnolia, TX facility cuts, threads, and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities and, to a lesser extent, threading services for oil and gas production.
Protective Pipe Coatings - There are two pipeline coating services locations that make up our Protective Coatings division. Our Birmingham, AL facility coats the outside and inside diameter of pipe primarily for oil and gas transmission pipelines. This location partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings, and internal linings for a wide variety of pipe diameters for use in pipeline projects throughout North America.
The second location, situated in Willis, TX, applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil and gas transmission, mining, and waste-water pipelines, as well as custom coatings for specialty pipe fittings and connections.
Precision Measurement Products and Systems - The Company manufactured and provided turnkey solutions for metering and injection systems primarily for the oil, and, to a lesser extent, gas industry via its Chemtec Energy Services LLC (“Chemtec”) business. The Willis, TX location operated a fabrication plant that built metering systems for custody transfer applications, including crude oil and other petroleum-based products. The Company completed the sale of the Chemtec business, which included all of the operating assets of this division, in March of 2023.
International Operations
L.B. Foster Company generally markets its Rail products and services directly in all major industrial areas of North America, South America, Europe and Asia. Infrastructure products and services are primarily marketed domestically. The Company employs a global sales force of approximately 78 people of which 17 are located outside of the US to reach current customers and cultivate potential customers in these areas. For the years ended December 31, 2023 and 2022, approximately 15% and 24%, respectively, of the Company’s total sales were outside the US. Our international sales and long-lived assets are presented in Note 2 of the Company’s consolidated financial statements, set forth in Item 8 of this Annual Report.
Marketing and Competition
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
Raw Materials and Supplies
The Company purchases a variety of raw materials from its supplier base including steel, aggregate, epoxy, electronics, and components, from both domestic and foreign suppliers. Products are also purchased in the form of finished or semi-finished products with the majority of product being supplied by domestic and foreign steel producers. Generally, the Company has a number of vendor options.
The Company’s purchases from foreign suppliers are subject to foreign currency exchange rate changes and the risks associated with changes in international conditions, as well as US and international laws that could impose import restrictions on selected classes of products and for anti-dumping duties if products are sold in the US at prices that are below specified prices.
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
Environmental, Social, and Governance Matters
The Company is committed to good corporate citizenship and promoting the highest standards of environmental performance, corporate governance, and ethical behavior to positively impact the communities in which we operate. With a focus on continuous improvement, the Company has adopted safety and environmental policies in support of long term environmental, health, safety, and sustainability excellence. Among our core values are safety, teamwork, and innovation which we rely on to create more advanced solutions around sustainability. We also emphasize continual improvement in preventing pollution and reducing the environmental impact of our operations while maximizing opportunities for environmental and social benefits.
Health and Safety
L.B. Foster aims to promote a culture of environmental, health, safety, and sustainability (“EHSS”) excellence that strives to protect the environment as well as the safety and health of our employees, business, customers, and communities where we operate. The Company strives to meet or exceed the requirements of all applicable environmental, health, and safety (“EHS”) regulations as the Company raises its standards of excellence. Consistent with its core values of safety, teamwork, and innovation, the Company aims to create more advanced solutions around sustainability. The Company emphasizes continual improvement in its EHSS performance, particularly as it applies to preventing pollution and reducing the environmental impact of its operations while maximizing opportunities for environmental and social benefits. The Company continually strives to develop best practices in EHS management based on international standards such as ISO 14001:2015 and ISO 45001:2018. The Company has 9 locations/businesses throughout North America and Europe that Environmental Management Systems has independently assessed and are compliant with the requirements of ISO 14001:2015 and ISO 45001:2018.
Leadership and Talent Management
The Company’s executive leadership team sets the Company’s strategic direction and is dedicated to sustainable, profitable growth through its commitment to providing quality products and services to customers and treating customers, suppliers, and employees as partners. L.B. Foster cultivates and empowers talent through performance management, career planning/development, and succession planning, creating an environment for people to be successful in achieving our strategic plan through the following areas:
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
Workforce
As of December 31, 2023, the Company had 1,065 employees of which 820 were located within the US, 43 within Canada, 196 in Europe, and 6 within other locations. There were 497 hourly production workers and 568 salaried employees. Of the hourly production workers, 11 were represented by unions.
The Company has one collective bargaining agreement covering 11 employees which is scheduled to expire in March 2025. The Company divested its Ties and Track Components divisions on June 30, 2023 and August 1, 2022, respectively, which included collective bargaining agreements with employees of those business divisions. The Company has not suffered any major work stoppages in recent history and considers its relations with its employees to be satisfactory.
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
Available Information
The Company makes certain filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These filings, including the Company’s filings, are available at the SEC’s internet site at www.sec.gov. The Company’s press releases and recent investor presentations are also available on its website. Our website and the information posted thereto is not part of this Annual Report on Form 10-K and unless otherwise stated is specifically not incorporated by reference herein.
Executive Officers of the Registrant
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Brian H. Friedman	45	Senior Vice President - Steel Products and Special Projects
Patrick J. Guinee	54	Executive Vice President, General Counsel, and Secretary
Peter D. V. Jones	57	Senior Vice President - UK Services and Solutions
John F. Kasel	58	President and Chief Executive Officer
Brian H. Kelly	64	Executive Vice President - Human Resources and Administration
Gregory W. Lippard	55	Senior Vice President - Rail, Technologies, and Services
Robert A. Ness	60	Senior Vice President - Infrastructure Solutions
Sean M. Reilly	51	Corporate Controller and Principal Accounting Officer
William M. Thalman	57	Executive Vice President and Chief Financial Officer
William F. Treacy	64	Executive Vice President and Chief Growth Officer
Mr. Friedman was elected Senior Vice President - Steel Products and Special Projects in December of 2023, having previously served as Senior Vice President, Steel Products, Vice President - Steel Products and Measurement, and Vice President - Coatings and Measurement since joining the Company in May of 2019. Prior to joining the Company, Mr. Friedman was employed by ABB Ltd from 2012 to 2019 in various roles including Director Global Product Management and Manufacturing Unit Manager. Previously, he served in various research and development and operations roles for Hunter Fan Company from 2001 to 2012.
Mr. Guinee was elected Executive Vice President, General Counsel, and Secretary in June of 2023, having previously served as Senior Vice President, General Counsel, and Secretary, and was elected Vice President, General Counsel, and Secretary in 2014. Prior to joining the Company, Mr. Guinee served as Vice President - Securities and Corporate and Assistant Secretary at Education Management Corporation from 2013 to early 2014, and was employed by H. J. Heinz Company from 1997 to 2013, last serving as Vice President - Corporate Governance and Securities and Assistant Secretary.
Mr. Jones has worked at L.B. Foster since 2010. Mr. Jones was elected Senior Vice President - UK Services and Solutions in October 2021, having previously served as Vice President - Global Technology and Managing Director of L.B. Foster Rail

Technologies (UK) Ltd, having held the latter position from 2010 to 2021. Prior to L.B. Foster, Mr. Jones held the position of Managing Director of Portec Rail Products (UK) Ltd from 2006 to 2010. Effective February 29, 2024, Mr. Jones retired from his position as Senior Vice President - UK Services and Solutions.
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
Mr. Kelly was elected Executive Vice President - Human Resources and Administration in June of 2023, having previously served as Senior Vice President - Human Resources and Administration, and was elected Vice President - Human Resources and Administration in 2012, having previously served as Vice President, Human Resources since 2006. Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from 2004. Previously, he served as a Director of Human Resources for American Greetings Corp. from 1994 to 2004.
Mr. Lippard was elected Senior Vice President - Rail, Technologies, and Services in December of 2023 and was previously Senior Vice President - Rail from 2021 to 2023, Vice President - Rail, Technologies, and Services from 2020 to 2021, Vice President - Rail from January 2020 to November 2020 and Vice President - Rail Products from 2017 to 2019. From 2000 to 2017, he served as Vice President - Rail Product Sales. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President - International Trading for Tube City, Inc. from 1998. Mr. Lippard served in various other capacities with the Company after his initial employment in 1991.
Mr. Ness was elected Senior Vice President - Infrastructure Solutions in December 2023, having previously served as Vice President - Precast Concrete Products since January 2021, and as Director, Operations of CXT Precast from June 2020 to January 2021. Previously, Mr. Ness served as the Rail Business Controller beginning from 2012 to 2020 and Division Controller role he had held since his initial employment with the Company in 2006.
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
Mr. Thalman was elected Executive Vice President and Chief Financial Officer in June 2023, having previously served as Senior Vice President and Chief Financial Officer of the Company from February 2021. Prior to joining the Company, Mr. Thalman was employed by Kennametal, Inc. from February 2004 through February 2021, most recently serving as Vice President - Advanced Material Solutions since 2016 and Vice President - Transformation Office since 2019. Prior to these roles, he served in roles of increasing responsibility, including: Vice President - Finance Infrastructure, Director of Finance - M&A and Planning, Director of Finance – Kennametal Europe, Director of Finance - MSSG Americas, Assistant Corporate Controller, and Director of Financial Reporting.
Mr. Treacy was appointed Executive Vice President and Chief Growth Officer in October 2021, and was previously Senior Vice President - Infrastructure Solutions in 2021, Vice President - Infrastructure Solutions from November 2020 to February 2021, Vice President - Tubular and Energy Services from 2017 to 2020. Mr. Treacy previously served as Director of Technology and General Manager, Transit Products within the Rail Products and Services segment since 2013. Prior to joining the Company, Mr. Treacy served as Interim President of Tuthill Vacuum and Blower Systems from 2012 to 2013. Mr. Treacy previously served as General Manager, Crane Vending Solutions for Crane Co. from 2009 to 2011 and was employed by Parker Hannifin from 2000 to 2009, last serving as Vice President of Operations Development.
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

Business and Operational Risks
Our inability to successfully manage acquisitions, divestitures, and other significant transactions or to otherwise execute our strategic plan could harm our financial results, business, and prospects.
As part of our publicly-announced business strategy, we acquire or divest businesses or assets, enter into strategic alliances and joint ventures, make investments to realize anticipated benefits, or undertake cost-cutting initiatives, all of which are actions that involve a number of inherent risks and uncertainties. Material acquisitions, dispositions, and other strategic transactions and initiatives involve numerous risks, including, but not limited to the following:
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
Prolonged negative economic conditions, volatile energy prices, and other unfavorable changes in US, global, or regional economic and market conditions could adversely affect our business.
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
In addition, volatile market conditions and depressed energy prices could continue for an extended period, which would negatively affect our business prospects and reduce profitability. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, a trend toward renewable or alternative energy resources, and a variety of additional factors that are beyond our control. Sustained declines or significant and frequent fluctuations in the price of oil and natural gas may have a material and adverse effect on our operations and financial condition. Volatility in energy prices may also impact the Company’s plant costs, as well as overall conditions in passenger transit markets served.

Our ability to maintain or improve our profitability could be adversely impacted by cost pressures.
Our profitability is dependent upon the efficient use of our resources. Rising inflation, labor costs, labor disruptions, and other increases in costs due to tariffs or other reasons in the geographic areas in which we operate could have a significant adverse impact on our profitability and results of operations. During 2023 and 2022, the Company experienced increased costs in labor and materials as a result of the inflationary environment, competitive labor market, and supply chain constraints, which adversely impacted the Company’s profitability. We expect that these adverse impacts will continue but we are unable to predict the extent, nature, or duration of the impacts on our results of operations and financial condition at this time.
Our success is in part dependent on the accuracy and proper utilization of our management information and communications systems.
We recently completed an enterprise resource planning (“ERP”) system transition. Certain divisions of our Company migrated into the new ERP system during 2016 and additional divisions have since migrated, with the most recent migration completed in 2022. Acquired entities are also regularly assessed for transition onto the Company’s central ERP system. We also began the implementation of a global financial planning and consolidation system during 2021 that became operational in 2022. The system implementations are intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. Project delays, business interruptions, or loss of expected benefits could have a material and adverse effect on our business, financial condition, or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Physical or electronic data or security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. Cyber attacks on information systems constitute an ongoing risk across companies and industries, and although they have not historically had a material adverse effect on our business, in the past they have caused temporary disruption and interference with our operations. Despite the steps we take to deter and mitigate cybersecurity risks, we may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks including data and security breaches, malware, ransomware, hacking, and identity theft. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent physical or electronic data or security breach by our employees or by persons with whom we have commercial relationships. In 2023, the United States Securities and Exchange Commission adopted new cybersecurity rules requiring disclosure of material cybersecurity incidents and processes assessing, identifying, and managing material cybersecurity risks and the corporate governance structure designed to address such risks. Compliance with such rules could be costly and burdensome, and failure to adequately comply could have an adverse impact on the Company and its reputation. Federal, state, and foreign government bodies and agencies have adopted or are considering the adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union (“EU”) and the UK which are, in some respects, more stringent than US standards, could be significant. Any compromise or breach of our security, including from the cyber-attack that we experienced or any future attack, could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
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
Many of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles, as well as to international market forces. We also use significant amounts of cement and aggregate in our precast products offerings. Our technology based solutions and services are dependent on electronic components and the ability to source these items. During 2023, the Company experienced increased raw material costs due to supply chain constraints and the inflationary environment. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

Labor disputes may have a material and adverse effect on our operations and profitability.
One of our manufacturing facilities is staffed by employees represented by labor unions. Approximately 11 employees employed at this facility are currently working under a collective bargaining agreement. Disputes with regard to the terms of this agreement or our potential inability to renegotiate an acceptable contract with this union could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations and have a material and adverse effect on our results of operations, financial condition, and liquidity.
Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.
In April of 2023, the Company entered into an agreement with an activist investor, 22NW, LP, and various of its affiliates (collectively, “22NW”) that had filed a Schedule 13D with the SEC with respect to the Company, which agreement provided that 22NW could appoint a non-voting Board Observer. In January of 2024, the Company entered into a new cooperation agreement with 22NW providing for the nomination of the Board Observer to stand for election to the Board of Directors of the Company at the 2024 Annual Meeting of Shareholders in return for certain customary confidentiality and standstill provisions. 22NW remains a greater than 5% owner of Company stock.
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
We may not foresee or be able to control certain events that could adversely affect our business or the stability of our supply chain.
Unexpected events, including fires or explosions at our facilities, natural disasters, such as hurricanes, flooding, and winter storms causing power failures or travel restrictions with respect to our operations, armed conflicts, terrorism, health epidemics, or pandemics such as COVID-19, and related restrictions on travel, economic or political uncertainties or instability, civil unrest, strikes, unplanned outages, equipment failures, failure to meet product specifications, or disruptions in certain areas of our operations, may cause our operating costs to increase or otherwise negatively impact our financial performance. For example, we have in the past experienced unpredictable reductions in demand for certain of our products and services due to a global health pandemic, which adversely affected our operations and supply chain.
Events such as these, or other catastrophic events, could in the future adversely affect our business and results of operations, including with respect to disruptions of our supply chain. If we do not successfully manage our supply chain or identify new sources of supplies, we may be unable to satisfy customer orders, which could harm our reputation and customer relationships and materially adversely affect our business, financial condition, and operating results. A pandemic-related outbreak or other disaster affecting any one of our facilities could result in production delays or otherwise interrupt our operations. US and non-domestic governmental and private pandemic mitigation measures such as stay-at-home orders can slow travel and movement of goods throughout the world, contributing to a reduction in demand for our products and services. Our supply chain could be negatively affected by global shipping disruptions, trade restrictions or embargoes or similar impacts arising from geopolitical conflict, including but not limited to the ongoing conflicts between Ukraine and Russia, or Israel and Hamas. Such conditions can also contribute to a tight labor market which in turn may adversely impact our supply chain.
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
We possess and in some cases license intellectual property including proprietary rail product and precast concrete formulations and systems and component designs, and we own a number of patents and trademarks under the intellectual property laws of the US, Canada, Europe, and other countries in which product sales are possible. While we have not perfected patent and trademark protection of our proprietary intellectual property for all products in all countries, we periodically assess our portfolio to determine the need for pursuing further protection. The decision not to obtain patent and trademark protection in additional countries may result in other companies copying and marketing products that are based upon our proprietary intellectual property. This, and failure to continue such licenses, could impede growth into new markets where we do not have such protections and result in a greater supply of similar products in such markets, which in turn could result in a loss of pricing power and reduced revenue. In some cases, we may decide that the best way to protect our intellectual property is to retain proprietary information as trade secrets and confidential information rather than to apply for patents, which would involve disclosure of proprietary information to the public. Any misappropriation or reverse engineering of our trade secrets could result in competitive harm and may result in costly and time-consuming litigation. If any of these events should occur, it could materially adversely affect our results of operations and financial condition.
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
We are required under US generally accepted accounting principles to review intangible and long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may cause the carrying value of our intangible and long-lived assets to not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. In 2022, the Company recorded goodwill impairment related to its Fabricated Bridge reporting unit. No impairments of goodwill or intangible assets were recorded in 2023. Impairment charges were recorded on long-lived assets related to the Company's precision measurement products and systems business during 2022.
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
Violations of the US Foreign Corrupt Practices Act and similar worldwide anti-corruption laws and other foreign governmental regulations, could result in fines, penalties, and criminal sanctions against the Company, its officers, or both and could have a material and adverse effect on our business.
The US Foreign Corrupt Practices Act and other similar worldwide anti-corruption laws, such as the UK Bribery Act, prohibit improper payments for the purpose of obtaining or retaining business. Although we have established an internal control structure, corporate policies, compliance, and training processes to reduce the risk of violation, we cannot ensure that these procedures protect us from violations of such policies by our employees or agents. Failure to comply with applicable laws or regulations could subject us to fines, penalties, and suspension or debarment from contracting. Events of non-compliance could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions. Violations of such laws or allegations of violation could disrupt our business and result in material adverse results to our operating results or future profitability.
Our foreign operations are subject to governmental regulations in the countries in which we operate, as well as US laws. These regulations include those related to currency conversion, repatriation of earnings, taxation of our earnings and the earnings of our personnel, and the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have certain tax attributes, including US federal, state and foreign operating loss carryforwards, and federal research and development credits, which may be available to offset future taxable income in certain jurisdictions. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. Similar rules apply under US state tax laws. We have, and may in the future, experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change US net operating loss carryforwards to offset US federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Government actions in the US or other countries where we have a higher concentration of business may change tax policy, trade policy, or enact other legislation that could create an unfavorable environment for the Company, making it more difficult to compete or adversely impact our operating results.
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
Doing business outside the US subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, and unexpected changes in US and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation. Increasing sales to foreign countries, including Brazil, Canada, China, India, Mexico, the UK, and countries within the EU, expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, be unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-US markets. Fluctuations in the relative values of the US dollar, Canadian dollar, British pound, and Euro may result in volatile earnings that reflect exchange rate translation in our Canadian and European sales and operations. If the US dollar strengthens in value as compared to the value of the Canadian dollar, British pound, or Euro, our reported earnings in dollars from sales in those currencies will be unfavorable. Conversely, a favorable result will be reported if the US dollar weakens in value as compared to the value of the Canadian dollar, British pound, or Euro.
Additionally, international trade agreements, including The United States-Mexico-Canada Trade Agreement (“USMCA”), could affect our business, financial condition, and results of operations. Potential material modifications to USMCA, or certain other international trade agreements, including with respect to the modification of trade agreements with or among the EU and the UK, may have a material adverse effect on our business, financial condition, and results of operations.
Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could adversely affect our business.
Pursuant to a June 2016 referendum, the UK left the EU on January 31, 2020, commonly referred to as “Brexit.” The UK government and the EU operated under a transitional arrangement that expired on December 31, 2020. The EU-UK Trade and Cooperation Agreement was agreed in principle and became provisionally operative on January 1, 2021, and formally in force on May 1, 2021, and terms of this new relationship between the UK and the EU remain subject to uncertainties. There has been volatility in currency exchange rate fluctuations between the US dollar relative to the British pound, which could continue. The withdrawal of the UK from the EU has also created market volatility and could continue to contribute to instability in global financial and foreign exchange markets, political institutions, and regulatory agencies as negotiations of trade deals between the UK and the EU, and also between the UK and other countries, possibly including the US, occur during the near future. Brexit is an unprecedented event, and, accordingly, it is unclear what long-term economic, financial, trade, and legal effects will result.

The majority of our UK operations are heavily concentrated within the UK borders; however, this could adversely affect the future growth of our UK operations into other European locations. Our UK operations represented approximately 8% and 9% of our total revenue for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022 less than 1% of our consolidated net revenue was from the UK operation’s sales exported to EU members.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure
The Company’s cybersecurity program is designed to protect its digital assets and information, and to allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. The Company’s cybersecurity program is formed on a risk-based approach in accordance with industry best practices, and is calibrated with recommendations from third party risk management consultants, auditors, cybersecurity professionals, and cybersecurity insurers. Portions of our business are certified under the Cyber Essentials program. Additionally, the Company has performed an ISO 27001 gap analysis and goals have been set forth to comply with ISO 27001 company-wide.

Our cybersecurity program includes:
•a comprehensive cyber education program with ongoing employee cybersecurity awareness and training activities, which include frequent phishing simulation, testing, and ongoing education;
•access management and access controls with periodic reviews;
•protection of certain data through encryption at rest and in transit;
•endpoint and network monitoring and protection software;
•sensitive data transmission detection tools;
•the engagement of a managed detection and response service which monitors the Company’s environment at all times for threats, and in the event of an incident, provides proactive services;
•a vulnerability management program that includes identifying and managing the cybersecurity risk associated with third-party service providers, including third-party software, hardware, and network infrastructure;
•a dedicated internal cybersecurity team and a cyber incident response plan that provides controls and procedures to support appropriate identification, containment, response, investigation, reporting or and recovery from cybersecurity incidents;
•periodic testing of our cybersecurity posture, including by independent third-party consultants; and
•integrating cybersecurity requirements and other provision into various contracts.

The Company has continued to invest in cybersecurity to evolve and improve its program and regularly assesses and measures itself against industry practices to identify opportunities to enhance training and awareness among our people and improve processes and technology used to identify, prevent, detect, respond, and recover from cybersecurity incidents. When such improvements are identified and validated as appropriate in the Company's business context, they are incorporated in the roadmap for implementation.
To date, although the Company has been subject to cyber-attacks, the risks and impacts from cybersecurity threats have not materially affected the Company. We have significantly increased our cybersecurity investments over the last several years and have implemented cybersecurity safeguards designed to detect and prevent cybersecurity events that may have a material adverse effect on the Company. Notwithstanding our increased cybersecurity investments and preparedness activities, sophisticated and targeted computer crime perpetrated by threat actors internal or external to the Company poses a risk to the security of our systems, facilities, and networks and to the confidentiality, availability, and integrity of our data, including but not limited to intellectual property and confidential and personal data. This could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation. Refer to the risk factor titled “We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks” in Item 1A of this Form 10-K for further detail regarding cybersecurity risks that could affect the Company’s operations. We maintain insurance covering certain costs that we may incur in connection with cybersecurity incidents, which we believe is commensurate with the size and the nature of our operations. However, the Company may incur expenses and losses related to a cyber incident that are not covered by insurance or are in excess of our insurance coverage.
The Company's Board of Directors (the “Board”) has overall responsibility for the oversight of risk management at L.B. Foster Company, which includes cybersecurity risks. The Audit Committee of the Board (the “Audit Committee”), is responsible for oversight of the Company’s Enterprise Risk Management (“ERM”) program which provides oversight and governance of all of the Company’s operational and financial risks, specifically including risks from cybersecurity threats to the Company. As described below, the Audit Committee receives regular reports and periodic briefings from senior management on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities.
The Company has a Cyber Incident Response Team (“CIRT”) of trained information technology professionals who are responsible for assessing, identifying, and managing our material risks from cybersecurity threats on an ongoing basis, all of whom have extensive background, experience, and education in information technology and computer science and are subject to training on industry-leading security platforms and tools as well as continuing education to maximize capabilities with the tools and technology of the Company. This team is overseen by the Vice President of Information Technology, who facilitates the regular cybersecurity updates to the Audit Committee. The Company also has a Cyber Security Materiality Assessment Committee (“CMAC”) comprised of the Chief Financial Officer, General Counsel, and information technology and security representatives, which is responsible for assessment of material cybersecurity incidents and communicating such incidents to the Chief Executive Officer, Audit Committee, and the Board.
The CIRT maintains an internal execution and communication plan that is designed to measure the impact, assess initial materiality, record the incident, invoke the incident response plan, and communicate the occurrence of certain cybersecurity events or incidents to appropriate members of senior management (including the CMAC) within established procedural time frames. This communication hierarchy includes protocols for informing the Chief Executive Officer, Audit Committee, and the full Board of certain cybersecurity events or incidents and for determining the materiality thereof.

ITEM 2. PROPERTIES
Our corporate headquarters is located at 415 Holiday Drive, Suite 100, Pittsburgh, PA 15220. The location and general description of the material principal properties that are owned or leased by the Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	16	Infrastructure	Owned
Birmingham, AL	Protective coatings facility	32	Infrastructure	2027
Burnaby, BC, Canada	Friction management products plant	N/A	Rail	2024
Columbia City, IN	Rail processing facility and yard storage	22	Rail	Owned
Dublin, OH	Rail safety device manufacturing facility	1	Rail	2026
Hillsboro, TX	Precast concrete facility	9	Infrastructure	Owned
Lebanon, TN	Precast concrete facility	10	Infrastructure	2028
London, United Kingdom	Technology services facility	N/A	Rail	2024
Loudon, TN	Precast concrete facility	51	Infrastructure	Owned
Magnolia, TX	Threading facility	34	Infrastructure	Owned
Nampa, ID	Precast concrete facility	12	Infrastructure	2029
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail	Owned
Nottingham, United Kingdom	Technology solutions manufacturing	4	Rail	Owned
Pueblo, CO	Rail joint manufacturing facility	9	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail	2030
Telford, United Kingdom	Technology solutions manufacturing	N/A	Rail	2033
Waverly, WV	Precast concrete facility	85	Infrastructure	Owned
Willis, TX	Protective coatings facility	16	Infrastructure	Owned
Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.
The properties listed above include our material warehouses, plants, and yards. We also have a network of sales offices, including our corporate headquarters in Pittsburgh, PA that we own or lease throughout the United States, Canada, Europe, China, and Brazil. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except share data unless otherwise noted)
Stock Market Information
The Company had 315 common shareholders of record on February 29, 2024. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The Company's common stock is traded on the NASDAQ Global Select Market under the symbol: FSTR.
Dividends
During 2023 and 2022 the Company did not declare any quarterly dividends, however, there is potential for ordinary or special dividends in future years.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management."
Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended December 31, 2023 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	—	$—	—	$14,122
November 1, 2023 - November 30, 2023	—	—	33,331	13,459
December 1, 2023 - December 31, 2023	—	—	37,534	12,690
Total	—	$—	70,865	$12,690
1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
2.On March 3, 2023, the Board of Directors authorized the repurchase of up to $15,000 of the Company's common shares until February 2026.
ITEM 6. [RESERVED]
Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data unless otherwise noted)
Our Business
L.B. Foster Company is innovating to solve global infrastructure challenges. Our technology innovations enable safety, improve information flow, keep things moving, monitor conditions, and enhance environments, improving the lives of people who rely on us to keep our world moving. We enjoy a market-leading reputation for high-quality, high-performance engineering solutions in rail and infrastructure. The Company is organized and operates in two reporting segments: Rail, Technologies, and Services (“Rail”) and Infrastructure Solutions (“Infrastructure”).
Our financial statements presented herein are prepared using accounting principles generally accepted in the United States of America (“US GAAP”). Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under US GAAP, including organic sales growth, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA, and net debt. The explanation at the end of the MD&A provides the definition of these non-GAAP financial measures. A reconciliation of each non-GAAP financial measure to its most directly comparable respective US GAAP financial measure is presented below.
2023 Developments
During 2023, the Company:
•Produced net sales of $543,744, an increase of $46,247, or 9.3%, over 2022, reflective of organic sales growth of 11.7% and growth due to acquisitions of 4.0%, which was partially offset by a 6.4% reduction due to divestitures;
•Reported gross profit margin of 20.7% for the year, a 270-basis point improvement over prior year;
•Continued its strategic transformation with the divestitures of the Chemtec and Ties businesses;
•Generated net cash flow from operations in 2023 of $37,376;
•Reduced net debt during 2023 by $36,284 to $52,713;
•Reported adjusted EBITDA of $31,775; an increase of 31.4% compared to the prior year;
•Announced that its Board of Directors has authorized the repurchase of up to $15,000 of its common stock through February 2026 and repurchased 134,208 shares of the Company’s stock, or 1.2% of its outstanding shares, at a cost of $2,310.

	Year Ended December 31,
	2023	2022
Adjusted EBITDA Reconciliation
Net income (loss), as reported	$1,299	$(45,677)
Interest expense - net	5,528	3,340
Income tax (benefit) expense	(355)	36,681
Depreciation expense	9,949	8,635
Amortization expense	5,314	6,144
Total EBITDA	$21,735	$9,123
Loss (gain) on divestitures	3,074	(22)
Acquisition and divestiture costs	—	2,235
Commercial contract settlement	—	3,956
Insurance proceeds	—	(790)
VanHooseCo inventory adjustment to fair value amortization	—	1,135
VanHooseCo contingent consideration	(26)	526
Bridge grid deck exit impact	4,454	—
Impairment expense	—	8,016
Bad debt provision	1,862	—
Restructuring costs	676	—
Adjusted EBITDA	$31,775	$24,179

	December 31,
	2023	2022
Net Debt Reconciliation
Total debt	$55,273	$91,879
Less: cash and cash equivalents	(2,560)	(2,882)
Net debt	$52,713	$88,997

Change in Consolidated Sales	Year Ended December 31,	Percent Change
2022 net sales, as reported	$497,497
Decrease due to divestitures	(31,995)	(6.4)%
Increase due to acquisitions	19,834	4.0%
Change due to organic sales	58,408	11.7%
2023 net sales, as reported	$543,744	9.3%

Total sales change, 2022 vs 2023	$46,247	9.3%

Change in Rail Sales	Year Ended December 31,	Percent Change
2022 net sales, as reported	$300,592
Decrease due to divestitures	(15,976)	(5.3)%
Increase due to acquisitions	1,504	0.5%
Change due to organic sales	26,040	8.7%
2023 net sales, as reported	$312,160	3.8%

Total sales change, 2022 vs 2023	$11,568	3.8%

Change in Infrastructure Sales	Year Ended December 31,	Percent Change
2022 net sales, as reported	$196,905
Decrease due to divestitures	(16,019)	(8.1)%
Increase due to acquisitions	18,330	9.3%
Change due to organic sales	32,368	16.4%
2023 net sales, as reported	$231,584	17.6%

Total sales change, 2022 vs 2023	$34,679	17.6%
Acquisitions, Divestitures and Product Line Exit
On June 21, 2022 and August 12, 2022, the Company acquired the stock of Skratch for $7,402, and acquired the operating assets of VanHooseCo for $52,146, net of cash acquired at closing, respectively. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail segment and VanHooseCo has been included within the Precast Concrete Products business unit within the Infrastructure segment. Skratch and VanHooseCo’s net sales were $4,624 and $33,742, respectively, for the year ended December 31, 2023, and $2,975 and $17,788, respectively, for the year ended December 31, 2022.
On August 1, 2022, the Company divested the assets of its Track Components division for $7,795, subject to indemnification obligations and working capital adjustments, generating a $467 loss on sale, recorded in “Other expense (income) - net” for the year ended December 31, 2022. The Track Components division was included in the Rail Products business unit within the Rail segment. The Track Components division’s net sales were $9,244 for the year ended December 31, 2022.
On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business for $5,344 in proceeds, subject to final working capital adjustments, generating a $2,065 loss on sale, recorded in “Other expense (income) - net” for the year ended December 31, 2023. The Chemtec business was reported in the Steel Products business unit within the Infrastructure segment. Chemtec’s net sales for the year ended December 31, 2023 and December 31, 2022 were $9,259 and $21,119, respectively.

On June 30, 2023, the Company sold substantially all the operating assets of the Ties business, located in Spokane, WA, for $2,362 in proceeds, subject to final working capital adjustments, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net” for the year ended December 31, 2023. The Ties business was reported in the Rail Products business unit within the Rail segment. Net sales for Ties for the year ended December 31, 2023 and December 31, 2022 were $2,130 and $11,622, respectively.
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The Bedford, PA based operations supporting the product line expects to complete any remaining customer obligations in 2024. For the years ended December 31, 2023 and 2022, the product line had $6,146 and $15,120 in sales, respectively. The decision to exit the bridge grid deck product line is a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. During 2023, the Company incurred $1,403 of exit costs recorded in “Other expense (income) - net,” which included $474 in inventory write-downs, $667 in personnel related expenses, and $262 in other exit costs. The Company expects to incur an additional $184 of personnel expenses associated with the exit through 2024. During 2023 the Company also recorded a $1,977 reduction in net sales and a $3,051 reduction in gross profit stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line.
On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC (“Cougar”), located in Caldwell, Idaho, which is a licensed manufacturer of Redi-Rock and natural concrete products for $1,644, subject to hold back payments, to be paid over the next twelve months or utilized to satisfy post-close working capital adjustments or indemnity claims. Cougar has been included in the Precast Concrete Products business unit within the Infrastructure segment.
Full Year Results Comparison
Results of Operations

	Year Ended December 31,		Change
	2023	2022	2023 vs. 2022
Net sales	$543,744	$497,497	$46,247
Gross profit	112,810	89,611	23,199
Gross profit margin	20.7%	18.0%	270	bps
Expenses:
Selling and administrative expenses	$97,358	$82,657	$14,701
Selling and administrative expenses as a percent of sales	17.9%	16.6%	130	bps
Amortization expense	5,314	6,144	(830)
Goodwill and long-lived assets impairment charges (Note 5)	—	8,016	(8,016)
Operating profit (loss)	10,138	(7,206)	17,344
Operating profit (loss) margin	1.9%	(1.4)%	330	bps
Interest expense - net	5,528	3,340	2,188
Other expense (income) - net	3,666	(1,550)	5,216
Income (loss) before income taxes	944	(8,996)	9,940
Income tax (benefit) expense	(355)	36,681	(37,036)
Net income (loss)	$1,299	$(45,677)	$46,976
Diluted earnings (loss) per common share	$0.13	$(4.25)	$4.38

Fiscal 2023 Compared to Fiscal 2022 — Company Analysis
Net sales of $543,744 for the year ended December 31, 2023 increased by $46,247, or 9.3%, over the prior year. The increase in sales is due to organic sales growth of 11.7% and a 4.0%, or $19,834, increase from the acquisitions of Skratch and VanHooseCo, partially offset by a 6.4%, or $31,995, decline in sales due to the divestitures of Track Components, Chemtec, and Ties. Net sales for the year ended December 31, 2023 included a $1,977 reduction stemming from changes in expected value of certain commercial projects associated with the Bridge Exit within the Infrastructure segment. Net sales for the year ended December 31, 2022 included a $3,956 reduction from the settlement of certain long-term commercial contracts related to the multi-year Crossrail project (“Crossrail Settlement”) in the Company’s Technology Services and Solutions business in the United Kingdom. This settlement reduced both sales and gross profit in 2022.
Gross profit increased by $23,199, or 25.9%, and gross profit margin expanded by 270 basis points to 20.7%. The improvement in gross profit is due primarily to the portfolio changes that are a part of the Company’s strategic transformation, as well as uplift from increased sales volumes, product mix, and pricing. In 2023, gross profit was also impacted by a reduction in profitability of $3,051 due to the Bridge Exit. In 2022, gross profit was negatively impacted by a $1,135 purchase accounting adjustment related to the VanHooseCo acquired inventory along with the $3,956 reduction from the Crossrail Settlement.
Selling and administrative expenses increased by $14,701, or 17.8%, over the prior year. The increase was primarily attributable $1,608 of increased costs associated with portfolio changes, higher personnel expenses including variable incentive costs that will rest in 2024, UK restructuring costs of $676 and a bad debt provision charge of $1,862 due to a customer in the United Kingdom who filed for administrative protection. Selling and administrative expenses as a percentage of net sales increased to 17.9% from 16.6% due to the increased spending.
Interest expense increased by $2,188, or 65.5%, due to higher outstanding debt, on average, throughout the year as well as the higher interest rate environment in 2023. Despite higher average debt levels throughout 2023, the Company’s outstanding debt balance decreased to $55,273 as of December 31, 2023, compared to $91,879 as of December 31, 2022. The proceeds of $5,344 and $2,362 from the divestiture of Chemtec and Ties, respectively, as well as stronger operating cash flows in 2023, were used to drive the decrease in debt.
Other expense for the year ended December 31, 2023 was $3,666 and was primarily attributable to a $3,074 loss on the divestitures of Ties and Chemtec and $1,403 of exit costs incurred related to the Bridge Exit. Other income for the year ended December 31, 2022 included pre-tax income of $489 from the 2021 sale of the Piling Products division, $790 in insurance proceeds, and $325 received to recover costs associated with environmental cleanup activities partially offset by a $467 loss related to the sale of the Track Components business.
The Company’s effective income tax rate for 2023 was (37.6)%, compared to (407.7)% in the prior year period. The Company's effective income tax rate differed from the federal statutory rate of 21% primarily due to the realization of domestic tax benefits previously offset by a valuation allowance. Such tax benefits were offset by an increase in the Company’s valuation allowance against its deferred tax assets in the UK and other foreign jurisdictions. For further discussion on the valuation allowance, refer to Note 14 of the Notes to the Consolidated Financial Statements.
Net income for the year ended December 31, 2023 was $1,299, or $0.13 per diluted share, compared to net loss for the 2022 year of $45,677, or $4.25 per diluted share. Net loss in 2022 was impacted by a $37,895 expense related to the increase in the Company’s valuation allowance against deferred tax assets, as well as non-cash impairment charges of $8,016.
Results of Operations — Segment Analysis
Rail, Technologies, and Services

	Year Ended December 31,		Change		Percent Change
	2023	2022	2023 vs. 2022		2023 vs. 2022
Net sales	$312,160	$300,592	$11,568		3.8%
Gross profit	$64,689	$59,499	$5,190		8.7%
Gross profit margin	20.7%	19.8%	90	bps	4.7%
Segment operating profit	$11,940	$11,454	$486		4.2%
Segment operating profit margin	3.8%	3.8%	0	bps	0.4%
Rail segment sales increased by $11,568, or 3.8%, over the prior year. The increase was due to higher organic sales of $26,040 or 8.7%, which includes the impact of the 2022 Crossrail Settlement. The acquisition of Skratch resulted in higher sales of $1,504, or 0.5% and the divestiture of the Track Components and Ties businesses reduced sales by $15,976, or 5.3%. Rail Products sales increased $3,238 driven by increased volumes partially offset by the Track Components and Ties divestitures. Global Friction Management volumes resulted in a sales increase of $9,135. Technology Services and Solutions sales decreased $805 due to continued weak commercial conditions in the UK, partially offset by $1,504 in higher sales from the Skratch acquisition and the Crossrail Settlement in impact 2022.
Segment gross profit increased by $5,190, or 8.7%, compared to the prior year. Higher volumes in Rail Products and the Crossrail Settlement impact recorded in 2022 resulted in gross profit increasing $6,530. Improved Global Friction Management volumes resulted in increased gross profit of $3,393. Technology Services and Solutions gross profit declined by $4,733 due to weaker commercial conditions in the UK. The net impact of acquisitions and divestitures reduced gross profit in 2023 by $1,752. The Rail segment gross profit margin increased by 90 basis points from the prior year due to improved volumes and pricing in Rail Products and Global Friction Management and the portfolio changes made; the acquired Skratch business reported higher margins than the divested Track Components and Ties businesses and higher margins realized in Rail Products. Such improvements were partially offset by declines in margins in the Technology Services and Solutions business unit driven by weak commercial conditions in the UK.
Segment operating profit increased by $486, or 4.2%, compared to the prior year. The increase was driven by the improvement in gross profit, which was partially offset by increased personnel costs as well as a 2023 bad debt provision charge of $1,862 due to a customer in the UK who filed for administrative protection and $676 in restructuring expense associated with the UK operations.

During 2023, new orders within the Rail segment decreased by 4.7% compared to the prior year. The decrease in new orders was attributable to the divestitures of the Ties and Track Components businesses declining new orders by $2,089 and $8,224, respectively, and the Rail Distribution business declining in new orders by $26,597 compared to the prior year. The decline was partially offset by increases in the Global Friction Management and Technology Services and Solutions business units which included the Skratch acquisition increase of $2,735. Segment backlog decreased by 19.8% compared to the prior year, ending 2023 at $84,418. The decrease is attributed to Rail Distribution business reducing backlog by $29,717 from the prior year which was impacted by the timing of larger orders.
Infrastructure Solutions

	Year Ended December 31,		Change		Percent Change
	2023	2022	2023 vs. 2022		2023 vs. 2022
Net sales	$231,584	$196,905	$34,679		17.6%
Gross profit	$48,121	$30,112	$18,009		59.8%
Gross profit margin	20.8%	15.3%	550	bps	35.9%
Segment operating profit (loss)	$9,988	$(9,132)	$19,120		209.4%
Segment operating profit (loss) margin	4.3%	(4.6)%	895	bps	193.0%
The Infrastructure segment sales increased by $34,679, or 17.6%, compared to the prior year. The increase was due to organic sales of $32,368 or 16.4% and includes a $1,977 reduction in 2023 sales stemming from changes in expected value of certain commercial projects associated with the Bridge Exit. The acquisition of VanHooseCo contributed $18,330, or 9.3%, of the increase in sales year over year offset by the divestiture of Chemtec, which drove a sales decline of $16,019, or 8.1%. Strong organic sales were driven by the Precast Concrete Products business unit as well as the Protective Pipe Coatings line of business.
The Infrastructure segment gross profit increased by $18,009, or 59.8%, compared to the prior year. The improvement in gross profit dollars is due to higher volumes and improved pricing in the legacy business and the net impact of acquisitions and divestitures which increased gross profit dollars in 2023 by $3,627. Gross profit in 2023 was negatively impacted by an adjustment of $3,051 due to changes in expected value of certain commercial projects associated with the Bridge Exit. In 2022, gross profit included an unfavorable adjustment of $1,135 related to the purchase accounting of acquired inventory related to VanHooseCo. Gross profit margins of 20.8% increased 550 basis points over last year, driven by more favorable margins associated with portfolio changes, as well as higher overall sales volumes and gains from pricing initiatives.
The segment profit of $9,988 increased by $19,120 over the prior year. Segment profit in 2022 was negatively impacted by a goodwill impairment charge of $3,011 in the Fabricated Bridge business and a $5,005 impairment charge for intangible assets related to the Chemtec business. The other drivers of the increase in segment profit are the increase in gross profit, which was partially offset by higher selling and administrative expenses including the net impact of acquisitions and divestitures which increased selling and administrative costs by $1,628.
During 2023, the Infrastructure segment had a decrease in new orders and backlog of $8,117, or 3.4%, and $37,648, or 22.5%, respectively, compared to the prior year period. The divestiture of Chemtec during the first quarter of 2023 resulted in a reduction of new orders and backlog of $33,234 and $20,928, respectively, from the prior year period. Orders in the Precast business, including the acquisition of VanHooseCo, partially offset the decline in new orders from the Chemtec divestiture. Backlog was also impacted by $8,094 due to the Bridge Exit.
Corporate

	Year Ended December 31,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Corporate expense and other unallocated charges	$11,790	$9,528	$2,262	23.7%
Unallocated corporate expenses increased in 2023 compared with 2022 primarily due to higher compensation including variable compensation costs that will reset in 2024 and higher interest expense.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under its revolving credit facility, which provides for a total commitment of up to $130,000, of which $72,133 was available for borrowing as of December 31, 2023, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, tax obligations, outstanding purchase obligations, acquisitions, and to support the share repurchase program. The Company’s total debt, including finance leases, was $55,273 and $91,879 as of December 31, 2023 and December 31, 2022, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of December 31, 2023:

	December 31, 2023
Cash and cash equivalents		$2,560
Credit agreement:
Total availability under the credit agreement	$130,000
Outstanding borrowings on revolving credit facility	(55,060)
Letters of credit outstanding	(2,807)
Net availability under the revolving credit facility		72,133
Total available funding capacity		$74,693
As of December 31, 2023 and December 31, 2022 we were in compliance with all covenants of the Credit Agreement and have $74,693 available funding capacity as of December 31, 2023.
The Company’s cash flows are impacted from period to period by fluctuations in working capital, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of December 31, 2023, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.
The change in cash and cash equivalents for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$37,376	$(10,576)
Net cash provided by (used in) investing activities	2,066	(56,418)
Net cash (used in) provided by financing activities	(39,296)	60,240
Effect of exchange rate changes on cash and cash equivalents	(468)	(736)
Net decrease in cash and cash equivalents	$(322)	$(7,490)
Cash Flows from Operating Activities
During the year ended December 31, 2023, net cash provided by operating activities was $37,376, compared to a use of $10,576 during the prior year. During 2023, cash flow provided by operating activities consisted of net income and non-cash items amounting to $21,453 and changes in certain assets and liabilities netting to a cash inflow of $15,923. In 2022, working capital and other assets and liabilities were a use of $25,822. Both periods include payments of $8,000 for the Union Pacific Railroad Concrete Tie Settlement.
The Company’s calculation of DSO was 43 days as of December 31, 2023 compared to 48 days as of December 31, 2022.
Cash Flows from Investing Activities
For the year ended December 31, 2023, the Company had capital expenditures of $4,933, a $2,700 decrease from 2022. The expenditures for the year ended December 31, 2023 were primarily related to general plant and operational improvements throughout the Company, as well as organic growth initiatives. Expenditures for the year ended December 31, 2022 related to plant expansions within our Infrastructure segment, including those related to the second VanHooseCo operating location, implementations of the Company’s ERP system, and general plant and operational improvements throughout the Company. In 2023, the Company received cash proceeds of $7,706 from the sale of its Ties and Chemtec businesses. In 2022 the Company received cash proceeds of $8,800 primarily from the sale of its Track Components business. Cash used for investing activities for the year ended December 31, 2022 included cash paid of $57,852 for the acquisitions of VanHooseCo and Skratch.
Cash Flows from Financing Activities
The Company decreased its outstanding debt by $37,260 during the year ended December 31, 2023, primarily due to the proceeds from divestitures and improved operating cash flows. During the year ended December 31, 2022, the Company increased outstanding debt by $60,832, primarily from the borrowings used to fund the acquisitions of Skratch and VanHooseCo. During the year ended December 31, 2022, the Company paid financing fees of $182 related to its Credit Agreement (as defined below). For the year ended December 31, 2023 the Company repurchased 134,208 shares of its stock for $2,310 associated with the Company’s Board of Directors authorizing the purchase of up to $15,000 of the Company’s common stock through February of 2026. For the years ended December 31, 2023 and 2022, the Company also repurchased 24,886 and 27,636 shares of its stock, respectively, for $315 and $410 from employees to pay their withholding taxes in connection with the vesting of stock awards.

Financial Condition
The Company generated $37,376 from cash flows from operations during 2023, which was utilized to pay down debt, fund capital expenditures and repurchase shares. As of December 31, 2023, the Company had $2,560 in cash and cash equivalents and $72,133 of availability under its revolving credit facility, subject to covenant restrictions.
Principal uses of cash in recent years have been to fund operations, including capital expenditures, repurchase shares and service indebtedness. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital, and borrowing capacity.
Non-domestic cash balances of $2,192 are held in various locations throughout the world. Should management determine that the cash balances of its foreign subsidiaries exceed its projected working capital needs, excess funds may be repatriated and subject to additional income taxes.
On August 13, 2021, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement modifies the prior revolving credit facility, as amended, to provide more favorable terms to the Company and extends the maturity date from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 US dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (the “Second Amendment”) to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the Maximum Gross Leverage Ratio covenant through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit agreement, please refer to Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. As of December 31, 2023, the Company was in compliance with the covenants in the Credit Agreement.
To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. Prior to the 2022 forward interest rate swaps, the Company had $50,000 of interest rate swaps that were accounted for on a mark-to-market basis. During February 2022, the $50,000 tranche of interest rate swaps expired. As of December 31, 2023 and December 31, 2022 the swap asset was $1,225 and $1,930, respectively.
On June 30, 2023, the Company sold substantially all the operating assets of the Ties business, located in Spokane, WA, for $2,362 in proceeds, subject to final working capital adjustments. The Ties business was reported in the Rail Products business unit within the Rail segment. On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business, for $5,344 in proceeds, subject to final working capital adjustments. The Chemtec business was reported in the Steel Products business unit within the Infrastructure segment. On August 1, 2022, the Company divested the assets of its rail spikes and anchors Track Components business located in St-Jean-sur-Richelieu, Quebec, Canada. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments, resulting in a pre-tax loss of $3,074. The Track Components business was reported in the Rail Products business unit within the Rail segment.
The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility will provide sufficient liquidity to provide the flexibility to operate the business in a prudent manner, continue to service outstanding debt, repurchase shares and to selectively pursue accretive acquisitions to further the Company’s strategic initiatives.
Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2023	2022
Rail, Technologies, and Services	$84,418	$105,241
Infrastructure Solutions	129,362	167,010
Total backlog	$213,780	$272,251
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog decreased $58,471 compared to the prior year due to $31,270 from businesses that were divested and a discontinued product line. The remaining decline is associated with the timing of large orders for the Rail Distribution business.

Critical Accounting Estimates
The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting estimates, which are reviewed by the Company’s Audit Committee of the Board of Directors, are those management believes are the most critical to understand and evaluate our financial condition and results and require subjective or complex judgements. Actual results could differ from those estimates.
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
The Company’s income tax rate is significantly affected by the tax rate on global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside of the US Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. There have been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period.
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 14 which is incorporated by reference into this Item 7, for additional information regarding the Company’s deferred tax assets. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.
Revenue Recognition - Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 1 and Note 4 which is incorporated by reference into this Item 7, for a complete discussion of our revenue recognition policies. The Company derives revenue from products and services provided under long-term agreements with its customers. The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of project execution. The nature of these long-term agreements may give rise to several types of variable considerations, such as discounts and claims. Contract estimates may include additional revenue for submitted contract modifications, including at times unapproved change orders, if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As a result of management’s reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns resulting in anticipated revenue from existing contracts.
Goodwill - We evaluate goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When evaluating for impairment the Company may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more like than not that the fair value of the reporting unit does not exceed its carrying value, we perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as an impairment to goodwill of the reporting unit. The Company uses a combination of a discounted cash flow method and a market approach to determine the fair values of the reporting units.

A number of significant assumptions and estimates are involved in the estimation of the fair value of reporting units, including the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, which may drive changes to revenue growth, EBITDA contribution, and market participant assumptions. The estimated fair value of a reporting unit is sensitive to changes in assumptions, including forecasted future operating cash flows, weighted-average cost of capital, terminal growth rates, and industry multiples.
The Company considers historical experience and available information at the time the fair values of its reporting units are estimated. The Company believes the estimates and assumptions used in estimating the fair value of its reporting units are reasonable and appropriate; however, different assumptions and estimates could materially impact the estimated fair value of its reporting units and the resulting determinations about goodwill impairment. This could materially impact the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There have been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period. Future estimates may differ materially from current estimates and assumptions.
Additional information concerning the impairments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 5 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 7.
Intangible Assets and Long-Lived Assets - The Company tests intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted future cash flows of the asset or asset group to their carrying amount. If the carrying value of the assets exceeds their estimated undiscounted future cash flows, an impairment loss would be determined as the difference between the fair value of the assets and its carrying value. Typically, the fair value of the assets would be determined using a discounted cash flow model which would be sensitive to judgments of what constitutes an asset group and certain assumptions such as estimated future financial performance, discount rates, and other assumptions that marketplace participants would use in their estimates of fair value. There have been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period. The accounting estimate related to asset impairments is highly susceptible to change from period to period because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which could materially adversely impact the Consolidated Statements of Operations.
Additional information concerning the impairments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 5 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 7.
Non-GAAP Financial Measures
In accordance with SEC rules, the Company provides descriptions of the non-GAAP financial measures included in this Annual Report and reconciliations to the most closely related GAAP financial measures. The Company believes that these measures provide useful perspective on underlying business trends and results and a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes and may, therefore, also be useful to investors as they are a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “organic sales” refer to sales calculated in accordance with GAAP, adjusted to exclude divestiture or acquisition-related sales. Management evaluates the Company’s sales performance based on organic sales growth. Organic sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure), adjusted to exclude the effects of acquisitions and divestitures from year-over-year comparisons. The Company believes this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. The Company reports organic sales growth at the consolidated and segment levels.
EBITDA is a non-GAAP financial measure that has been used in discussing the financial performance of the business for the years ended December 31, 2023 and 2022. EBITDA is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as many investors utilize EBITDA to enhance their ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization. In addition, EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA includes certain adjustments to EBITDA. In 2023, the Company made adjustments to exclude the loss on divestitures, VanHooseCo contingent consideration adjustments, the impact of the discontinuation of the bridge grid deck product line, and bad debt provision for a customer that filed for administrative protection in the UK. In 2022, the Company made adjustments to exclude acquisition and divestiture related costs, VanHooseCo acquisition-related inventory step-up amortization and contingent consideration expense, the gain from insurance proceeds, the Crossrail project settlement amount, impairment charges, and the loss (gain) on the sale of the Track Components and Piling Products businesses, respectively.

The Company views net debt, which is total debt less cash and cash equivalents, as an important metric of the operational and financial health of the organization and useful to investors as an indicator of our ability to incur additional debt and to service our existing debt.
Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP. Quantitative reconciliations of EBITDA, adjusted EBITDA, organic sales growth, and net debt to the non-GAAP financial measures are presented in this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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
As explained in Notes 1 and 4 to the consolidated financial statements, revenue is recognized when the Company satisfies its performance obligations under a contract. The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. For the year ended December 31, 2023, the Company recorded $59.9 million of over time input method revenue within net sales on its consolidated statement of operations. Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor costs, sub-contractor costs, material costs, and total collections from the customer. Significant changes in the above estimates could impact the timing and amount of revenue and profitability of the Company’s long-term contracts.
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
At December 31, 2023, the Company had $32.6 million of goodwill on its consolidated balance sheet. As more fully described in Notes 1 and 5 to the consolidated financial statements, goodwill is tested for impairment annually as of October 1st, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. The Company performed a quantitative assessment on the goodwill at both the Rail Technologies and Precast Concrete Reporting units. Significant assumptions used in the Company’s fair value estimate included revenue growth and EBITDA contribution.

Auditing the goodwill test was complex, as it included estimating the fair value of the reporting units. In particular, the fair value estimates are subjective and sensitive to the significant assumptions.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
March 6, 2024

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,560	$2,882
Accounts receivable - net (Note 6)	53,484	82,455
Contract assets (Note 4)	29,489	33,613
Inventories - net (Note 7)	73,496	75,721
Other current assets	8,961	11,061
Total current assets	167,990	205,732
Property, plant, and equipment - net (Note 8)	75,999	85,344
Operating lease right-of-use assets - net (Note 9)	14,905	17,291
Other assets:
Goodwill (Note 5)	32,587	30,733
Other intangibles - net (Note 5)	19,010	23,831
Other assets	2,715	2,379
TOTAL ASSETS	$313,206	$365,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,305	$48,782
Deferred revenue (Note 4)	12,479	19,452
Accrued payroll and employee benefits	16,978	10,558
Current portion of accrued settlement (Note 18)	8,000	8,000
Current maturities of long-term debt (Note 10)	102	127
Other accrued liabilities	17,442	16,192
Total current liabilities	95,306	103,111
Long-term debt (Note 10)	55,171	91,752
Deferred tax liabilities (Note 14)	1,232	3,109
Long-term portion of accrued settlement (Note 18)	—	8,000
Long-term operating lease liabilities (Note 9)	11,865	14,163
Other long-term liabilities	6,797	7,577
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2023 and December 31, 2022, 11,115,779; shares outstanding at December 31, 2023 and December 31, 2022, 10,733,935 and 10,776,827, respectively (Note 11)	111	111
Paid-in capital	43,111	41,303
Retained earnings	124,633	123,169
Treasury stock - at cost, common stock, shares at December 31, 2023 and December 31, 2022, 381,844 and 338,952, respectively (Note 11)	(6,494)	(6,240)
Accumulated other comprehensive loss (Note 12)	(19,250)	(21,165)
Total L.B. Foster Company stockholders’ equity	142,111	137,178
Noncontrolling interest	724	420
Total stockholders’ equity	142,835	137,598
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,206	$365,310

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2023	2022
Sales of goods	$475,350	$436,821
Sales of services	68,394	60,676
Total net sales (Note 4)	543,744	497,497
Cost of goods sold	367,431	355,106
Cost of services sold	63,503	52,780
Total cost of sales	430,934	407,886
Gross profit	112,810	89,611
Selling and administrative expenses	97,358	82,657
Amortization expense (Note 5)	5,314	6,144
Goodwill and long-lived assets impairment charges (Note 5)	—	8,016
Operating income (loss)	10,138	(7,206)
Interest expense - net	5,528	3,340
Other expense (income) - net (Note 19)	3,666	(1,550)
Income (loss) before income taxes	944	(8,996)
Income tax (benefit) expense (Note 14)	(355)	36,681
Net income (loss)	1,299	(45,677)
Net loss attributable to noncontrolling interest	(165)	(113)
Net income (loss) attributable to L.B. Foster Company	$1,464	$(45,564)

Basic earnings (loss) per common share (Note 13)	$0.14	$(4.25)
Diluted earnings (loss) per common share (Note 13)	$0.13	$(4.25)

Basic weighted average shares outstanding	10,799	10,720
Diluted weighted average shares outstanding	10,995	10,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022
Net income (loss)	$1,299	$(45,677)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,428	(5,639)
Unrealized (loss) gain on cash flow hedges, net of tax expense of $0	(704)	1,755
Cash flow hedges reclassified to earnings, net of tax expense of $0	—	159
Pension and post-retirement benefit plans benefit, net of tax benefit of $0 and $357, respectively	152	1,352
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 and benefit of $6, respectively*	39	53
Total comprehensive income (loss)	3,214	(47,997)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(165)	(113)
Foreign currency translation adjustment	29	15
Amounts attributable to noncontrolling interest	(136)	(98)
Comprehensive income (loss) attributable to L.B. Foster Company	$3,350	$(47,899)

* Reclassifications out of Accumulated other comprehensive loss for pension obligations are reflected in Selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,299	$(45,677)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(1,852)	35,785
Depreciation	9,949	8,635
Amortization	5,314	6,144
Asset impairments	—	8,016
Equity income in nonconsolidated investment	(51)	(74)
Gain on sales and disposals of property, plant, and equipment	(459)	(177)
Stock-based compensation	4,179	2,380
Loss on asset divestitures	3,074	214
Change in operating assets and liabilities:
Accounts receivable	27,367	(25,061)
Contract assets	1,797	(540)
Inventories	(6,989)	(11,798)
Other current assets	1,122	3,555
Other noncurrent assets	(153)	(2,136)
Accounts payable	(3,753)	10,066
Deferred revenue	(2,850)	4,649
Accrued payroll and employee benefits	6,364	1,225
Accrued settlement	(8,000)	(8,000)
Other current liabilities	2,555	876
Other liabilities	(1,537)	1,342
Net cash provided by (used in) operating activities	37,376	(10,576)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	539	267
Capital expenditures on property, plant, and equipment	(4,933)	(7,633)
Acquisitions, net of cash acquired	(1,246)	(57,852)
Proceeds from asset divestiture	7,706	8,800
Net cash provided by (used in) investing activities	2,066	(56,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(208,668)	(188,437)
Proceeds from debt	171,408	249,269
Debt issuance costs	—	(182)
Treasury stock acquisitions	(2,625)	(410)
Consideration received from noncontrolling interest	589	—
Net cash (used in) provided by financing activities	(39,296)	60,240
Effect of exchange rate changes on cash and cash equivalents	(468)	(736)
Net decrease in cash and cash equivalents	(322)	(7,490)
Cash and cash equivalents at beginning of period	2,882	10,372
Cash and cash equivalents at end of period	$2,560	$2,882
Supplemental disclosure of cash flow information:
Net interest paid	$5,454	$2,701
Net income taxes received	$(221)	$(5,007)

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
Net loss	—	—	(45,564)	—	—	(113)	(45,677)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	1,405	—	1,405
Foreign currency translation adjustment	—	—	—	—	(5,639)	15	(5,624)
Unrealized derivative gain on cash flow hedges	—	—	—	—	1,755	—	1755
Cash flow hedges reclassified to earnings	—	—	—	—	159	—	159
Issuance of 106,484 common shares, net of shares withheld for taxes	—	(4,349)	—	3,939	—	—	(410)
Stock-based compensation	—	2,380	—	—	—	—	2,380
Balance, December 31, 2022	111	41,303	123,169	(6,240)	(21,165)	420	137,598
Net income (loss)	—	—	1,464	—	—	(165)	1,299
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	191	—	191
Foreign currency translation adjustment	—	—	—	—	2,428	29	2,457
Unrealized derivative loss on cash flow hedges	—	—	—	—	(704)	—	(704)
Purchase of 134,208 common shares for treasury	—	—	—	(2,310)	—	—	(2,310)
Issuance of 91,316 common shares, net of shares withheld for taxes	—	(2,371)	—	2,056	—	—	(315)
Stock-based compensation	—	4,179	—	—	—	—	4,179
Investment of noncontrolling interest	—	—	—	—	—	440	440
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
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
L.B. Foster Company (together with its subsidiaries, the “Company”) is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. Effective for the quarter and year ended December 31, 2023, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company now has two (previously three) operating segments, representing the individual businesses that are run separately under the new structure: Rail, Technologies, and Services (“Rail”) and Infrastructure Solutions (“Infrastructure”). The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Infrastructure segment is composed of nine operating facilities across the US providing engineered precast concrete solutions, as well as fabricated bridge, protective pipe coating, and pipe threading offerings across North America.
On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC (“Cougar”), located in Caldwell, Idaho, which is a licensed manufacturer of Redi-Rock and natural concrete products for $1,644, subject to working capital adjustments and hold back payments, to be paid over the next twelve months or utilized to satisfy post-close working capital adjustments or indemnity claims. Cougar has been included in the Infrastructure segment.
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line and expects to complete any remaining customer obligations in 2024. The grid deck product line is reported in the Bridge Products business unit within the Infrastructure segment.
On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds, subject to final working capital adjustments. The Ties business was reported in the Rail Products business unit within the Rail segment.
On March 30, 2023, the Company sold substantially all the operating assets of its Precision Measurement Products and Systems business, Chemtec Energy Services LLC (“Chemtec”), for $5,344 in proceeds, subject to final working capital adjustments. The Chemtec business was reported in the Coatings and Measurement business unit within the Infrastructure segment.
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
On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast LLC (“VanHooseCo”) for $52,146, net of cash acquired at closing, subject to the finalization of net working capital adjustments. An amount equal to $2,500 of the purchase price was deposited into an escrow account to cover breaches of representations and warranties, all of which was released from escrow as of December 31, 2023. VanHooseCo has been included in the Company’s Infrastructure segment.
Use of estimates
The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates, judgements, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and changes in these estimates are recorded when known.
Significant accounting policies
Cash and cash equivalents
The Company considers cash and other instruments with maturities of three months or less when purchased to be cash and cash equivalents. The Company invests available funds in a manner to preserve investment principal and maintain liquidity. Cash and cash equivalents held in non-domestic accounts were $2,193 and $2,012 as of December 31, 2023 and 2022, respectively.

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
Inventory
Inventory is valued at the lower of average cost or net realizable value. Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, inventory turnover, and the age of the inventory. Inventory costs include materials, direct labor, manufacturing overhead, and other direct costs.
Property, plant, and equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 10 to 41 years for buildings and 2 to 50 years for machinery and equipment. Leasehold improvements are amortized over 4 to 19 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no material property, plant, and equipment impairments recorded for the years ended December 31, 2023 and 2022.
Maintenance, repairs, and minor renewals are charged to operations as incurred. Major renewals and betterments that substantially extend the useful life of the property are capitalized at cost. Upon the sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in “Other expense (income) - net” in the Consolidated Statements of Operations.
Allowance for credit losses
The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns, bad debt expense experience, expected future trends of collections, current and expected market conditions, and any other relevant subjective adjustments as needed. Management maintains high-quality credit review practices and positive customer relationships that mitigate credit risks. The Company’s reserves are regularly reviewed and revised as necessary. Reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations.
The Company has also established policies regarding allowance for credit losses associated with contract assets, which includes standalone reserve assessments for its long term, complex contracts as needed as well as detailed regular review and updates to contract margins, progress, and value. A standard reserve threshold is applied to contract assets related to short term, less complex contracts. Management also regularly reviews collection patterns and future expected collections and makes necessary revisions to allowance for credit losses related to contract assets.
Goodwill and other intangible assets
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is tested annually for impairment or more often if there are indicators of impairment within a reporting unit. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. There was no change to the reporting units as a result of the 2023 change in reporting segments. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as a component of operations. The Company performs its annual impairment tests in the fourth quarter.
The Company’s fourth quarter 2023 annual test included the assessment of a quantitative analysis to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The quantitative assessment considers fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s quantitative analysis considered and evaluated each of the three traditional approaches to value: the income approach, the market approach, and the asset approach. The Company uses a combination of a discounted cash flow method and a market approach to determine the fair values of the reporting units. Any impairment charges are based on both historic and future expected business results that no longer support the carrying value of the reporting unit. The Company also monitors the recoverability of the long-lived assets associated with the asset groups of the Company and the long-term financial projections of the businesses to assess for asset impairment.
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
Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2023 and 2022, the product warranty reserve was $688 and $870, respectively.
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
Foreign currency translation
The assets and liabilities of the Company’s foreign subsidiaries are measured using the local currency as the functional currency and are translated into US dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of “Accumulated other comprehensive loss” within the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in “Other income or expense.” For the years ended December 31, 2023 and 2022, foreign currency transaction loss of $77 and $434, respectively, were included in “Other expense (income) - net” in the Consolidated Statements of Operations.

Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2023 and 2022, research and development expenses were $2,555 and $2,219, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail segment.
Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation in the current year period, including the changes in business segments.
Recently issued accounting guidance
In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires enhanced disclosures regarding significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included in each reported measure of segment profit or loss, including an amount for “other segment items” by reportable segment and a description of its composition. ASU 2023-07 also requires entities to disclose the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss to assess performance and allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company did not identify any material impact from the provision of ASU 2023-07 on its financial condition, results of operations, and cash flows.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and disaggregation of income tax expense and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09, but does not expect this standard to have a material effect on its financial condition, results of operations, and cash flows.
Note 2. Business Segments
Effective for the quarter and year ended December 31, 2023, the Company implemented operational changes in how its CODM manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company now has two operating segments, representing the individual businesses that are run separately under the new structure. The Company's new reportable segments are: the Rail, Technologies, and Services segment and Infrastructure Solutions segment. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the CODM, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. The Infrastructure segment is comprised of the previous Precast Concrete Products and Steel Products and Measurement (now Steel Products business unit) segments, and the Company has restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of income, balance sheets, or statements of cash flows.
Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. The Company considers the aggregation of operating segments into reporting segments based on the nature of offerings, nature of production services, the type or class of customer for products and services, methods used to distribute products and services, and economic and regulatory environment conditions.
The Company’s Rail reporting segment consists of the Rail Products, Global Friction Management, and Technology Services and Solutions business units, which was evaluated based on the factors outlined above. The Rail reporting segment engineers, manufactures, and assembles friction management products and railway wayside data collection, application systems, railroad condition monitoring systems and equipment, wheel impact load detection systems, management systems, and provides services for these products. The Rail segment also provides a full line of new and used rail, trackwork, and accessories to railroads, mines, and other customers in the rail industry as well as designs and produces insulated rail joints, power rail, track fasteners, coverboards, and special accessories for mass transit and other rail systems. In addition, the Rail segment provides controls, display, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience.
On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA. The Ties business was reported in the Rail Products business unit within the Rail segment. On June 21, 2022, the Company acquired the stock of Skratch. Skratch is located in Telford, United Kingdom, and offers a single-point supply solution model for clients, and enabling large scale deployments of its intelligent digital signage solutions. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail segment. Additionally, on August 1, 2022, the Company divested its Track Components business located in St-Jean-sur-Richelieu, Quebec, Canada. Results of the Track Components business are included in the Company’s Rail Products business unit within the Rail segment. Refer to Note 3 for further details on acquisitions and divestitures.

The Company’s Infrastructure segment produces precast concrete buildings and a variety of specialty precast concrete products for use in several infrastructure end markets, including transportation, energy, and general infrastructure. The precast concrete buildings are primarily used as restrooms, concession stands, and protective storage buildings in national, state, and municipal parks, while other precast products include sound walls, bridge beams, box culverts, septic tanks, and other custom pre-stressed products. The segment also produces threaded pipe products for industrial water well and irrigation markets as well pipe coatings for oil and gas markets. In addition, the segment sells bridge decking, bridge railing, structural steel fabrications, expansion joints, bridge forms and other products for highway construction and repair. Lastly, this segment provides pipe coatings for oil and gas pipelines and utilities.
On March 30, 2023, the Company sold substantially all the operating assets of its Precision Measurement Products and Systems business, Chemtec Energy Services LLC (“Chemtec”). The Chemtec business was reported in the Coatings and Measurement business unit within the Infrastructure segment. On August 12, 2022, the Company acquired the operating assets of VanHooseCo, a privately-held business headquartered in Loudon, Tennessee. VanHooseCo specializes in precast concrete walls, water management products, and traditional precast products for the industrial, commercial, and residential infrastructure markets and has been included in the Infrastructure segment. Refer to Note 3 for further details on acquisitions and divestitures.
Segment profit from operations includes allocated corporate operating expenses. Operating expenses related to corporate headquarter functions were allocated to each segment based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments including interest, income taxes, and certain other items that are included in other income and expense and are managed on a consolidated basis. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1.
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2023:

	2023
	Net Sales	Segment Operating Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$312,160	$11,940	$157,023	$5,172	$1,915
Infrastructure Solutions	231,584	9,988	130,667	8,262	2,707
Total	$543,744	$21,928	$287,690	$13,434	$4,622
Included in the Rail operating profit for the year ended December 31, 2023 was a $1,862 expense related to bad debt due to a customer filing for administrative protection and a $676 expense related to restructuring, both of which were within the Company’s UK based Technology Services and Solutions business.
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2022:

	2022
	Net Sales	Segment Operating Profit (Loss)	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$300,592	$11,454	$172,111	$5,620	$1,218
Infrastructure Solutions	196,905	(9,132)	163,114	7,664	3,100
Total	$497,497	$2,322	$335,225	$13,284	$4,318
Included in the Infrastructure operating loss for the year ended December 31, 2022 were pre-tax impairment charges of $8,016 associated with goodwill and intangible assets within the Steel Products business unit.
During 2023 and 2022, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments were immaterial and eliminated in consolidation.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2023	2022
Income from operations:
Total segment operating profit	$21,928	$2,322
Interest expense - net	(5,528)	(3,340)
Other (expense) income - net	(3,666)	1,550
Corporate expense and other unallocated charges	(11,790)	(9,528)
Income (loss) before income taxes	$944	$(8,996)
Assets:
Total segment assets	$287,690	$335,225
Unallocated corporate assets	25,516	30,085
Assets	$313,206	$365,310
Depreciation/Amortization:
Total segment depreciation/amortization	$13,434	$13,284
Corporate depreciation/amortization	1,829	1,495
Depreciation/amortization	$15,263	$14,779
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$4,622	$4,318
Corporate expenditures for long-lived assets	311	3,315
Expenditures for long-lived assets	$4,933	$7,633
The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2023	2022
United States	$463,936	$378,339
Canada	24,925	38,489
United Kingdom	41,418	46,590
Other	13,465	34,079
Total net sales	$543,744	$497,497
The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2023	2022
United States	$73,260	$82,846
Canada	56	110
United Kingdom	1,833	1,533
Other	850	855
Total property, plant, and equipment - net	$75,999	$85,344
The following table summarizes the Company’s sales by major product and service line for the years ended December 31:

	December 31,
	2023	2022
Rail Products	$205,797	$202,559
Global Friction Management	63,946	54,811
Technology Services and Solutions	42,417	43,222
Rail, Technologies, and Services	312,160	300,592
Precast Concrete Products	136,458	104,212
Steel Products	95,126	92,693
Infrastructure Solutions	231,584	196,905
Total net sales	$543,744	$497,497

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
VanHooseCo Precast LLC
On August 12, 2022, the Company acquired the operating assets of VanHooseCo, a privately-held business headquartered in Loudon, Tennessee specializing in precast concrete walls, water management products, and traditional precast products for the industrial, commercial, and residential infrastructure markets. The Company acquired VanHooseCo for $52,146, net of cash acquired at closing. An amount equal to $2,500 of the purchase price was deposited in an escrow account in order to cover breaches of representations and warranties, all of which was released from escrow as of December 31, 2023. The acquisition agreement includes two employment agreements whereby principals had the ability to earn up to an additional $1,000 dependent upon the successful completion of the principals’ employment agreements. VanHooseCo has been included in the Company’s Precast Concrete Products business unit within the Infrastructure segment.
Acquisition Summary
Each transaction was accounted for under the acquisition method of accounting under US GAAP which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represents the value paid for each acquisition’s enhancement to the Company’s product and service offerings and capabilities, as well as a premium payment related to the ability to control the acquired assets, as well as the assembled workforce provided. Acquisition costs for the year ended December 31, 2022 were $2,043 and were recognized as part of the Company’s selling and administrative expenses.
VanHooseCo contributed net sales of $17,788 and operating profit of $1,555 to the Company’s consolidated results for the period from August 12, 2022 through December 31, 2022.
The table below summarizes the Company’s results as though the VanHooseCo acquisition had been completed on January 1, 2022. Certain of VanHooseCo’s historical amounts were reclassified to conform to the Company’s financial presentation of operations, which included recording inventory and property, plant, and equipment at fair market value, to establish intangible assets, to remove deferred compensation expense, and to include interest expense for the additional borrowings. The following unaudited pro forma information is provided for informational purposes only, and they are not necessarily indicative of future consolidated results of operations.

Year Ended December 31,
2022

Unaudited
Net sales	$522,997
Net (loss) income attributable to L.B. Foster Company	(44,564)
Diluted (loss) earnings per share
As reported	$(4.25)
Pro forma	$(4.16)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of the VanHooseCo and Skratch acquisitions, including final purchase accounting adjustments as of December 31, 2023:

Allocation of purchase price	VanHooseCo	Skratch
Current assets, net of cash acquired on the acquisition date	$11,138	$1,129
Property, plant, and equipment	30,410	174
Goodwill	8,463	5,549
Other intangibles	5,442	1,750
Liabilities assumed	(3,307)	(1,200)
Total	$52,146	$7,402
The following table summarizes estimates of the fair values of the VanHooseCo and Skratch identifiable intangible assets acquired:

	VanHooseCo		Skratch
Identifiable intangible assets	Weighted Average Amortization Period In Years	Net Carrying Amount	Weighted Average Amortization Period In Years	Net Carrying Amount
Non-compete agreements	0	$—	1	$27
Customer relationships	5	3,578	3	1,349
Trademarks and trade names	10	1,537	10	374
Favorable lease	6	327	0	—
Total		$5,442		$1,750
The Company made an allocation of the purchase price for the VanHooseCo and Skratch acquisitions as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These fair value measurements are classified as Level 3 in the fair value hierarchy. See Note 16 for a description of the fair value hierarchy. There were no material purchase accounting adjustments made in 2023 as the Company finalized purchase accounting within the allowable measurement period.
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
On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business, which was inclusive of its entire Precision Measurement Products and Services division, located in Willis, TX. Cash proceeds from the transaction were $5,344, subject to final working capital adjustments, resulting in a pre-tax loss of $2,065. The Chemtec business was reported in the Steel Products business unit within the Infrastructure segment.
On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated, located in Spokane, WA. Cash proceeds from the transaction were $2,362, subject to final working capital adjustments, generating a pre-tax loss of $1,009. The Ties business was reported in the Rail Products business unit within the Rail segment.
Note 4. Revenue
The Company’s revenues are comprised of product and service sales, including products and services provided under long-term agreements with its customers. All revenue is recognized when the Company satisfies its performance obligations under the contract, either implicit or explicit, by transferring the promised product or rendering a service to its customer either when its customer obtains control of the product or as the service is rendered. A performance obligation is a promise in a contract to transfer a distinct product or render a specific service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or render services is not separately identifiable from other promises in the contract and, therefore, not distinct. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Revenue is recorded net of returns, allowances, and customer discounts. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.
The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure and technology services and solutions projects within the Rail segment, precast concrete buildings within the Precast Concrete Products division in the Infrastructure segment, and long-term bridge projects and custom precision metering systems within the Steel Products division in the Infrastructure segment. Revenue under these long-

term agreements is generally recognized over time, either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract, or an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. The Company records contract liabilities in “Deferred revenue” within the Consolidated Balance Sheets.
Deferred revenue of $12,479 and $19,452 as of December 31, 2023 and 2022, respectively, consisted of customer billings or payments received for which the revenue recognition criteria had not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects.
For the years ended December 31, 2023 and 2022, revenue recognized over time was as follows:

	Year Ended December 31,		Percentage of Total Net Sales Year Ended December 31,
	2023	2022	2023	2022
Over time input method	$59,864	$67,116	11.1%	13.5%
Over time output method	88,856	68,794	16.3	13.8
Total over time sales	$148,720	$135,910	27.4%	27.3%
Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims and awards. Contract estimates may include additional revenue for submitted contract modifications, including at times unapproved change orders, if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As a result of management's reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. In the event that a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.
The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 72.6% and 72.7% of revenue for the years ended December 31, 2023 and 2022, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer upon shipment and revenue is not recognized until the customer has received the products at a designated physical location.
For the years ended December 31, 2023 and 2022, net sales by the timing of the transfer of goods and services were as follows:

Year Ended December 31, 2023	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$254,345	$140,679	$395,024
Over time	57,815	90,905	148,720
Total net sales	$312,160	$231,584	$543,744

Year Ended December 31, 2022	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$241,759	$119,828	$361,587
Over time	58,833	77,077	135,910
Total net sales	$300,592	$196,905	$497,497

During 2023, the Company recorded $8,718 in reductions to net sales stemming from changes in actual and expected values of certain commercial contracts, including $2,987 associated with the Bridge Exit and other settled contracts. Such adjustments were $4,800 in 2022, including the $3,956 impact of the Crossrail Settlement. See Note 2 for additional information for the Company’s net sales by major product and service category.
The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities), included in deferred revenue on the Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Contract asset balance as of December 31, 2022	$33,613
Net additions to contract assets	9,638
Transfers from contract asset balance to accounts receivable	(13,762)
Contract asset balance as of December 31, 2023	$29,489
The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Contract liability balance as of December 31, 2022	$6,781
Revenue recognized from contract liabilities	(5,121)
Increase in billings in excess of costs, excluding revenue recognized	2,204
Other adjustments, including business divestiture	(1,675)
Balance as of December 31, 2023	$2,189
As of December 31, 2023, the Company had approximately $213,780 of remaining performance obligations, which is also referred to as backlog. Approximately 10.5% of the backlog as of December 31, 2023 was related to projects that are anticipated to extend beyond December 31, 2024.
Note 5. Goodwill and Other Intangible Assets
As of December 31, 2023 and 2022, the following table represents the goodwill balance by reportable segment:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2021:	$14,577	$5,575	$20,152
Acquisitions	5,549	8,221	13,770
Foreign currency translation impact	(178)	—	(178)
Impairment charges	—	(3,011)	(3,011)
Balance as of December 31, 2022:	19,948	10,785	30,733
Acquisitions	—	1,336	1,336
Foreign currency translation impact	518	—	518
Balance as of December 31, 2023:	$20,466	$12,121	$32,587
In conjunction with our annual goodwill impairment test performed during the fourth quarter of 2023, the Company determined it was necessary to perform a quantitative test for impairment of goodwill due to weakened economic conditions, unfavorable changes in foreign exchange rates, and recent increases in the cost of certain materials, labor, and other inflation-related pressures unfavorably impacted the financial results.
The Company determined the implied fair values of its reporting units by using Level 3 unobservable inputs, which incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical purchase, to develop the discounted cash flows of the respective reporting units. Significant Level 3 inputs included estimates of future revenue growth, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) contribution, and market participant assumptions. The results of the test indicated that all reporting units that maintain goodwill adequately exceeded their carrying value and were not subject to impairment. However, headroom in the Rail Technologies and Precast Concrete Products reporting units indicate that should results or future projections diverge from current expectations, the reporting units could be subject to future impairment.
As a result of the procedures performed as outlined above, no impairments were recorded in 2023. In the fourth quarter of 2022, the Company impaired 100% of goodwill held in the Fabricated Bridge reporting unit, resulting in a non-cash pre-tax impairment charge of $3,011.

As of December 31, 2023 and 2022, the components of the Company’s intangible assets were as follows:

	December 31, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$335	$(199)	$136
Customer relationships	16	27,712	(17,236)	10,476
Trademarks and trade names	16	7,989	(4,593)	3,396
Technology	9	32,658	(27,906)	4,752
Favorable lease	6	327	(77)	250
		$69,021	$(50,011)	$19,010

	December 31, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$27	$(16)	$11
Patents	10	330	(187)	143
Customer relationships	16	27,184	(14,129)	13,055
Trademarks and trade names	16	7,933	(3,989)	3,944
Technology	14	32,201	(25,827)	6,374
Favorable lease	6	327	(23)	304
		$68,002	$(44,171)	$23,831
Intangible assets are amortized over their useful lives ranging from 1 to 25 years, with a total weighted average amortization period of approximately 13 years. Amortization expense for the years ended December 31, 2023 and 2022 were $5,314 and $6,144, respectively. During the year ended December 31, 2023, certain fully amortized intangible assets of $27 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization. During the year ended December 31, 2022, the Company’s gross carrying value of customer relationships and technology intangible assets were reduced by $5,448 and $471, respectively, and the net carrying amount of customer relationships and technology intangible assets were reduced by $2,869 and $7, respectively, as a result of the August 1, 2022 disposition of the Track Components business.
Estimated annual amortization expense for the years ending December 31, 2024 and thereafter is as follows:

Year Ending December 31,
2024	$4,393
2025	2,922
2026	2,331
2027	1,989
2028	1,519
2029 and thereafter	5,856
$19,010
During the year ended December 31, 2022, management performed a recoverability test on a reporting unit for which there was an indication that it was more likely than not that the carrying value of the long-lived asset group would not be recoverable. As a result of the analysis and valuation exercises performed, in the fourth quarter of 2022, the Company recorded $4,883 in non-cash, pre-tax impairment charges associated with the Company's Precision Measurement Products and Systems business based in Willis, TX, equal to 100% of their carrying value. Impairment was inclusive of $3,828, $394, and $661 related to customer relationships, trade name, and developed technology, respectively.
On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”). On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast LLC (“VanHooseCo”). As of December 31, 2023, the purchase accounting for these transactions is final. Purchase accounting adjustments recognized during the year ended December 31, 2023 were immaterial.

Note 6. Accounts Receivable
Accounts receivable as of December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
Accounts receivable	$54,293	$83,268
Allowance for credit losses	(809)	(813)
Accounts receivable - net	$53,484	$82,455
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were an expense of $1,912 and $382 for the years ended December 31, 2023 and 2022, respectively.
The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
December 31, 2022	$813
Current period provision	1,020
Write-off against allowance	(1,024)
December 31, 2023	$809
Note 7. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2023 and 2022 are summarized in the following table:

	December 31,
	2023	2022
Finished goods	$44,903	$41,431
Work-in-process	4,675	9,693
Raw materials	23,918	24,597
Inventories - net	$73,496	$75,721
Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Land	$5,869	$5,284
Improvements to land and leaseholds	19,404	19,956
Buildings	31,447	34,814
Machinery and equipment, including equipment under finance leases	118,190	123,806
Construction in progress	2,122	5,552
Gross property, plant, and equipment	177,032	189,412
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(101,033)	(104,068)
Property, plant, and equipment - net	$75,999	$85,344
Depreciation expense, including amortization of assets under finance leases, for the years ended December 31, 2023 and 2022 amounted to $9,949 and $8,635, respectively.
There were no material property, plant, and equipment impairments recorded for the year ended December 31, 2023 and 2022.
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
The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of December 31, 2023, its leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.
The balance sheet components of the leases were as follows as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$14,905	$17,291
Other current liabilities	$3,040	$3,128
Long-term operating lease liabilities	11,865	14,163
Total operating lease liabilities	$14,905	$17,291
Finance leases
Property, plant, and equipment	$1,317	$1,442
Accumulated amortization	(1,104)	(1,130)
Property, plant, and equipment - net	$213	$312
Current maturities of long-term debt	$102	$127
Long-term debt	111	185
Total finance lease liabilities	$213	$312
The components of lease expense within the Consolidated Statements of Operations were as follows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Finance lease cost:
Amortization of finance leases	$186	$177
Interest on lease liabilities	58	34
Operating lease cost	3,448	2,891
Sublease income	(200)	(200)
Total lease cost	$3,492	$2,902
The cash flow components of the leases were as follows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,113)	$(3,440)
Financing cash flows from finance leases	(214)	(164)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$404	$5,257

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	December 31,
	2023	2022
Operating lease weighted-average remaining lease term	6	7
Operating lease weighted-average discount rate	5.2%	5.2%
Finance lease weighted-average remaining lease term	2	2
Finance lease weighted-average discount rate	3.6%	3.7%
As of December 31, 2023, estimated annual maturities of lease liabilities for the year ending December 31, 2024 and thereafter were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$4,082	$37
2025	3,719	136
2026	3,175	76
2027	2,949	5
2028	2,145	—
2029 and thereafter	5,345	—
	21,415	254
Interest	(6,510)	(41)
Total	$14,905	$213
Note 10. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Revolving credit facility with an interest rate of 7.40% as of December 31, 2023 and 6.93% as of December 31, 2022	$55,060	$91,567
Lease obligations payable in installments through 2024 with a weighted average interest rate of 4.67% as of December 31, 2023 and 4.80% as of December 31, 2022	213	312
Total debt	55,273	91,879
Less: current maturities	(102)	(127)
Long-term portion	$55,171	$91,752
The expected maturities of long-term debt for December 31, 2024 and thereafter are as follows:

Year Ending December 31,
2024	$102
2025	99
2026	55,072
2027	—
2028	—
2029 and thereafter	—
Total	$55,273
Borrowings
On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior revolving credit facility, as amended, on terms more favorable to the Company and extends the maturity date from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 US dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.
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
The obligation of the Company and its domestic, Canadian, and United Kingdom subsidiaries (the “Guarantors”) under the Credit Agreement is secured by the grant of a security interest by the Borrowers and Guarantors in substantially all of the assets owned by such entities. Additionally, the equity interests in each of the loan parties, other than the Company, and the equity interests held by each loan party in their subsidiaries, will be pledged to the lenders as collateral for the lending obligations. Other restrictions exist at all times including, but not limited to, limitations on the Company’s sale of assets and the incurrence by either the Borrowers or the non-borrower subsidiaries of the Company of other indebtedness, guarantees, and liens.
As of December 31, 2023, the Company was in compliance with the covenants in the Credit Agreement, as amended. As of December 31, 2023 and 2022, the Company had outstanding letters of credit of approximately $2,807 and $619, respectively, and had net available borrowing capacity of $72,133 and $37,814, respectively, subject to covenant restrictions. The maturity date of the facility is August 13, 2026.
Note 11. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2023 and 2022. The common stock has a par value of $0.01 per share and the Company did not make any dividend payments during the years ended December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the Company withheld 24,886 and 27,636 shares for approximately $315 and $410, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. During the first quarter of 2023, the Company's Board of Directors authorized the repurchase of up to $15,000 of the Company's common stock in open market transactions through February 2026. Repurchases are limited to up to $5,000 in any trailing 12-month period, with unused amounts carrying forward to future periods through the end of the authorization. Any repurchases will be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business. In connection with the stock repurchase program, 134,208 shares valued at $2,310 were repurchased during the year ended December 31, 2023 and no shares were repurchased for the year ended December 31, 2022. There were no dividends declared during the years ended December 31, 2023 and 2022.

	Common Stock
	Treasury	Outstanding

	(Number of Shares)
Balance at end of 2021	445,436	10,670,343
Issued for stock-based compensation plans	(106,484)	106,484
Balance at end of 2022	338,952	10,776,827
Issued for stock-based compensation plans	(91,316)	91,316
Repurchased common stock	134,208	(134,208)
Balance at end of 2023	381,844	10,733,935

Note 12. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Pension and post-retirement benefit plan adjustments	$(921)	$(1,112)
Unrealized income on interest rate swap contracts	1,278	1,982
Foreign currency translation adjustments	(19,607)	(22,035)
Accumulated other comprehensive loss	$(19,250)	$(21,165)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries. See Note 14 for further information.
Note 13. Earnings Per Common Share
(Share amounts in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss) attributable to L.B. Foster Company	$1,464	$(45,564)
Denominator:
Weighted average shares outstanding	10,799	10,720
Denominator for basic earnings per common share	10,799	10,720
Effect of dilutive securities:
Stock compensation plans	196	—
Dilutive potential common shares	196	—
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,995	10,720
Basic earnings (loss) per common share	$0.14	$(4.25)
Diluted earnings (loss) per common share	$0.13	$(4.25)
There were 0 and 75 anti-dilutive shares for the years ended December 31, 2023 and December 31, 2022, respectively.
Note 14. Income Taxes
Income (loss) before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Domestic	$14,575	$(5,074)
Foreign	(13,631)	(3,922)
Income (loss) before income taxes	$944	$(8,996)

Significant components of the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$(16)	$—
State	53	127
Foreign	1,460	769
Total current	1,497	896
Deferred:
Federal	—	28,287
State	—	9,001
Foreign	(1,852)	(1,503)
Total deferred	(1,852)	35,785
Total income tax (benefit) expense	$(355)	$36,681
The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Statutory rate	$198	21.0%	$(1,889)	21.0%
Foreign tax rate differential	(520)	(55.1)	(306)	3.4
State income taxes, net of federal benefit	322	34.1	327	(3.6)
Non-deductible expenses	206	21.8	200	(2.2)
Non-deductible executive compensation	256	27.1	45	(0.5)
Income tax credits	(218)	(23.1)	(261)	2.9
Change in income tax rates	(38)	(4.0)	176	(2.0)
Tax on unremitted foreign earnings	181	19.2	439	(4.9)
Change in valuation allowance	(723)	(76.6)	37,895	(421.2)
Other	(19)	(2.0)	55	(0.6)
Total income tax (benefit) expense / Effective rate	$(355)	(37.6)%	$36,681	(407.7)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Goodwill and other intangibles	$1,762	$8,099
Accrued settlement	2,001	3,915
Deferred compensation	4,127	2,396
Contingent liabilities	600	613
Net operating loss / tax credit carryforwards	36,217	30,812
Pension and post-retirement liability	149	297
Inventories	852	1,790
Warranty reserve	146	202
Accounts receivable	201	181
Interest deduction carryforward	1,882	775
Capitalized research expenditures	1,599	1,292
Other	680	644
Total deferred tax assets	50,216	51,016
Less: valuation allowance	(40,125)	(40,601)
Net deferred tax assets	10,091	10,415
Deferred tax liabilities:
Goodwill and other intangibles	(2,181)	(2,803)
Depreciation	(8,596)	(9,434)
Unrealized income on interest rate swap contracts	(306)	(472)
Unremitted earnings of foreign subsidiaries	(50)	(625)
Other	(190)	(166)
Total deferred tax liabilities	(11,323)	(13,500)
Net deferred tax (liabilities) assets	$(1,232)	$(3,085)
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all available evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.
The Company has reported cumulative financial losses in recent years, which is a significant piece of negative evidence that typically limits a Company’s ability to consider more subjective forms of evidence. Although many of our deferred tax assets have indefinite carryforward periods, we determined it was not appropriate to place significant weight on forecasted income in future periods given the subjective nature of such forecasts and our cumulative losses in recent years. A valuation allowance of $40,125 was recorded at December 31, 2023 to recognize only the amount of deferred tax assets more likely than not to be realized. The amount of deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative financial losses is no longer present, and additional weight is given to subjective evidence such as our projections for growth.
As of December 31, 2023, the Company had a federal Net Operating Loss (“NOL”) carryforward of $103,108, which is limited to 80% of taxable income annually, but may be carried forward indefinitely. The Company also has federal research tax credit carryforwards in the amount of $1,678 that will expire at various times from 2036 through 2043. Based on information available as of December 31, 2023, the Company believes it is more likely than not that the tax benefits from the federal loss carryforwards and research tax credit carryforwards will not be realized. In recognition of this risk, we have provided a full valuation allowance against deferred tax assets related to federal NOL and research tax credit carryforwards at December 31, 2023.
As of December 31, 2023 and 2022, the tax benefit of NOL carryforwards available for state income tax purposes was $10,137 and $9,574, respectively. Many state NOL carryforwards will expire in various years through 2043, while some may be carried forward indefinitely. Based on information available as of December 31, 2023, the Company believes it is more likely than not that the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a full valuation allowance against deferred tax assets related to state operating loss carryforwards as of December 31, 2023.
As of December 31, 2023, the Company has NOL carryforwards in certain foreign jurisdictions of $18,202, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2023 and have projected future taxable losses. Based on information available as of December 31, 2023, the Company believes it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, it has provided a valuation allowance of $3,761, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2023.
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
Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the United States. As of December 31, 2023, management determined that a portion of the Company’s outside basis differences in its foreign subsidiaries would not be indefinitely reinvested outside of the United States. The Company has accrued foreign withholding taxes of $50 related to $1,000 of outside basis differences in its foreign subsidiaries that are not indefinitely reinvested as of December 31, 2023. It is management’s intent and practice to indefinitely reinvest all other undistributed earnings outside of the United States. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Unrecognized tax benefits at beginning of period:	$354	$365
Decreases based on tax positions for prior periods	(47)	(11)
Balance at end of period	$307	$354
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $307 as of December 31, 2023. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2023 and 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $332 and $356, respectively. As of December 31, 2023, the Company did not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.
The Company files income tax returns in the US and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2020 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2019 period and thereafter.
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
The Company recorded stock-based compensation expense of $4,179 and $2,380 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, unrecognized compensation expense for awards that the Company expects to vest approximated $5,457. The Company will recognize this unrecognized compensation expense over approximately 2.3 years.
Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized but previously unissued common stock.
As of December 31, 2023, the Company had stock awards issued pursuant to the Omnibus Plan and the Equity and Incentive Plan. The Omnibus Plan allowed for the issuance of 2,058,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Equity and Incentive Plan allows for the issuance of 854,077 shares of common stock, which includes 765,000 shares that were authorized under the Equity and Incentive Compensation Plan and 89,077 shares remaining available for the Omnibus Incentive Plan, through the granting of stock options or stock awards (including performance units and restricted stock units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The total number of shares of common stock available for issuance, including shares that were forfeited, cancelled, expired, settled for cash, or unearned under the Omnibus Plan, were available for awards under the Equity and Incentive Plan as of its approval date. The Omnibus Plan and Equity and Incentive Plan provide for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan and Equity and Incentive Plan also provide that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan or Equity and Incentive Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2023 and 2022.
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
During 2023 and 2022, the non-employee directors were granted a total of 39,312 and 45,840 restricted shares, respectively, which fully-vested as of December 31, 2023 and 2022, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $468 and $697 for the years ended December 31, 2023 and 2022, respectively. During 2023, no deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The weighted average fair value of all the restricted stock grants awarded was $13.00 and $13.09 per share for the years ended December 31, 2023 and 2022, respectively.
Restricted Stock Awards and Performance Unit Awards
Under the Equity and Incentive Plan and Omnibus Plan, the Company grants certain employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs, unless indicated otherwise by the underlying performance unit award agreement. Performance units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change is recognized in the current period for the performance unit awards and would change future expense over the remaining service period.
The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2023 and 2022:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of January 1, 2022	135,704	74,950	116,571	$19.75
Granted	125,582	5,730	110,600	14.88
Vested	(86,613)	(34,412)	(13,095)	17.98
Adjustment for incentive awards	—	—	(105,598)	16.67
Canceled and forfeited	(500)	—	—	18.57
Outstanding as of December 31, 2022	174,173	46,268	108,478	17.77
Granted	181,914	—	367,558	11.78
Vested	(88,367)	(33,864)	—	15.97
Adjustment for incentive awards	—	—	84,302	13.75
Canceled and forfeited	(2,750)	—	—	14.46
Outstanding as of December 31, 2023	264,970	12,404	560,338	$14.10
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
In June 2022, under the Equity and Incentive Plan, the Company approved the Strategy Transformation Plan performance-based incentive stock award to incentivize key personnel for the strategic transformation of the Company. Under the four-year program, participants shall be eligible for a performance stock unit award of Company common stock with 50% of the shares earned based on the achievement of EBITDA Margin and 50% of the shares earned based on the Company’s stock price for the projected payout.
In February 2021, under the Omnibus Plan, the Company established a performance-based incentive stock award retention program to incentivize and retain key personnel during the COVID-19 pandemic by driving stock price. Under this five-year program, participants have the opportunity to earn up to 3,333 shares of Company common stock. The first 50% of the shares (1,666 shares) are earned based on achievement of a consecutive thirty (30) day average NASDAQ closing price of $25.00. The second 50% of the shares (1,666 shares) are earned based on achievement of a consecutive thirty (30) day average NASDAQ closing price of $30.00. The value of any shares awarded will be determined using a Monte Carlo methodology for the projected payout. No shares earned are paid prior to March 1, 2024, and the program and opportunity to earn the shares expires on February 28, 2026.
Excluding the restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $3,711 and $1,683, respectively, for the periods ended December 31, 2023 and 2022 related to restricted stock and performance unit awards.

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
SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps, with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of December 31, 2023 and December 31, 2022, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position and “Other accrued liabilities” when in a liability position within our Consolidated Balance Sheets.
The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, “Fair Value Measurement” (“ASC 820”) as of December 31, 2023 and 2022:

	Fair Value Measurements as of December 31, 2023				Fair Value Measurements as of December 31, 2022
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$—	$—	$—	$—	$17	$17	$—	$—
Interest rate swaps	1,225	—	1,225	—	1,930	—	1,930	—
Total assets	$1,225	$—	$1,225	$—	$1,947	$17	$1,930	$—
The interest rate swaps that became effective August 2022 are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Consolidated Balance Sheets and included in “Interest expense - net” in our Consolidated Statements of Operations as the interest expense from our debt is recognized.
The Company accounted for $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges. In the third quarter of 2020, the Company dedesignated the cash flow hedges and accounted for the $50,000 interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this dedesignation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassified balances to earnings as the underlying physical transactions occurred, unless it was no longer probable that the physical transaction would occur at which time the related gains deferred in "Other Comprehensive Income" would be immediately recorded in earnings. The gains and losses related to the interest rate swaps were reclassified from “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and included in “Interest expense - net” in the Consolidated Statements of Operations as the interest expense from the Company’s debt was recognized. These interest rate swaps expired February 2022.

For the years ended December 31, 2023 and 2022, the Company recognized interest income of $1,206 and $71, respectively, from interest rate swaps.
As a result of the dedesignation of the interest rate swaps, the Company recognized interest income of $157 from the change in fair value of the interest rate swaps in “Interest expense - net” in the Consolidated Statements of Operations for year ended December 31, 2022.
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
Note 17. Retirement Plans
The Company has three retirement plans that cover its hourly and salaried employees in the US: one defined benefit plan, which is frozen, and two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Company’s policy and investment guidelines of the applicable plan. The Company’s policy is to contribute at least the required minimum in accordance with the funding standards of ERISA.
The Company maintains one defined contribution plans for its employees in Canada. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.
United States Defined Benefit Plan
The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plan, as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Changes in benefit obligation:
Benefit obligation at beginning of year	$6,101	$7,875
Interest cost	286	194
Actuarial gain	(23)	(1,544)
Benefits paid	(455)	(424)
Benefit obligation at end of year	$5,909	$6,101
Change to plan assets:
Fair value of assets at beginning of year	$3,792	$4,767
Actual gain (loss) on plan assets	310	(1,007)
Employer contribution	276	456
Benefits paid	(455)	(424)
Fair value of assets at end of year	3,923	3,792
Funded status at end of year	$(1,986)	$(2,309)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(1,986)	$(2,309)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,598	$1,737
The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2024 is $52, before taxes.

Net periodic pension costs for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Components of net periodic benefit cost:
Interest cost	$286	$194
Expected return on plan assets	(256)	(264)
Recognized net actuarial loss	62	71
Net periodic pension cost	$92	$1
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2023	2022
Discount rate	4.9%	2.6%
Expected rate of return on plan assets	7.0%	5.6%
The expected long-term rate of return is based on numerous factors, including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.
Amounts applicable to the Company’s pension plan with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Projected benefit obligation	$5,909	$6,101
Accumulated benefit obligation	5,909	6,101
Fair value of plan assets	3,923	3,792
Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category as of December 31, 2023 and 2022 were as follows:

		December 31,
	Target	2023	2022
Asset Category
Cash and cash equivalents	0 - 20%	4%	6%
Total fixed income funds	25 - 50%	33	7
Total mutual funds and equities	35 - 70%	63	87
Total		100%	100%
In accordance with the fair value disclosure requirements of ASC 820, the following assets were measured at fair value on a recurring basis as of December 31, 2023 and 2022. Additional information regarding ASC 820 and the fair value hierarchy can be found in Note 16.

	December 31,
	2023	2022
Asset Category
Cash and cash equivalents	$160	$222
Fixed income funds
Corporate bonds	845	795
Total fixed income funds	845	795
Equity funds and equities
Mutual funds	—	247
Exchange-traded funds	2,918	2,528
Total mutual funds and equities	2,918	2,775
Total	$3,923	$3,792

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
The Company currently anticipates contributions of $370 to its US defined benefit plan in 2024. The following benefit payments are expected to be paid during the years indicated:

Year Ending December 31,
2024	$491
2025	483
2026	478
2027	468
2028	455
Years 2029-2033	2,105
United Kingdom Defined Benefit Plan
The Company’s UK defined benefit plan covers certain current employees, former employees, and retirees. The plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of a merged plan after January 2002. Benefits under the plan were based on years of service and eligible compensation during defined periods of service. The Company’s funding policy for the plan is to make minimum annual contributions required by applicable regulations.
The funded status of the United Kingdom defined benefit plan as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Changes in benefit obligation:
Benefit obligation at beginning of year	$4,671	$9,135
Interest cost	229	135
Actuarial gain	154	(2,221)
Benefits paid	(292)	(1,424)
Foreign currency exchange rate changes	249	(954)
Benefit obligation at end of year	$5,011	$4,671
Change to plan assets:
Fair value of assets at beginning of year	$5,745	$8,409
Actual gain (loss) on plan assets	323	(742)
Employer contribution	318	319
Benefits paid	(292)	(1,363)
Foreign currency exchange rate changes	305	(878)
Fair value of assets at end of year	6,399	5,745
Funded status at end of year	$1,388	$1,074
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$1,388	$1,074
Amounts recognized in accumulated other comprehensive loss consist of:
Net gain	$(567)	$(1,425)
Prior service cost	71	90
Total	$(496)	$(1,335)

Net periodic pension costs for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Components of net periodic benefit gain:
Interest cost	$229	$135
Expected return on plan assets	(346)	(264)
Amortization of prior service cost	24	23
Recognized net actuarial loss	18	13
Net periodic pension gain	$(75)	$(93)
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2023	2022
Discount rate	4.5%	4.8%
Expected rate of return on plan assets	6.0%	5.7%
Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Projected benefit obligation	$5,011	$4,671
Accumulated benefit obligation	5,011	4,671
Fair value of plan assets	6,399	5,745
The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.
Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2023 were as follows:

Equity securities	Up to 100%
Commercial property	Not to exceed 50%
UK Government securities	Not to exceed 50%
Cash	Up to 100%
Plan assets held within the United Kingdom defined benefit plan consist of cash and equity securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.
The plan assets by category for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Asset Category
Cash and cash equivalents	$127	$540
Equity securities	3,676	2,530
Bonds	1,693	2,296
Other	903	379
Total	$6,399	$5,745
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $318 to the United Kingdom defined benefit plan during 2024.

The following estimated future benefits payments are expected to be paid under the United Kingdom defined benefit plan:

Year Ending December 31,
2024	$308
2025	318
2026	325
2027	331
2028	337
Years 2029-2033	1,497
Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2023	2022
United States	$2,841	$1,650
Canada	114	131
United Kingdom	1,178	817
	$4,133	$2,598
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
The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2022	$870
Additions to warranty liability	871
Warranty liability utilized	(940)
Divestiture of business	(113)
Balance as of December 31, 2023	$688
On March 13, 2019, the Company and its subsidiary, CXT Incorporated ("CXT"), entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad Company ("UPRR") to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.
Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR agreed to purchase and has been purchasing from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning March 13, 2019 per letters of intent under the Settlement Agreement. During the third quarter of 2021, in connection with the Company’s divestiture of its Piling Products division, the targeted annual purchases per year have been reduced to $6,000 for 2021 through 2024. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice. The expected payments under the UPRR Settlement Agreement for the year ending December 31, 2024 are $8,000.
The Company reclassified $6,600 of the previously accrued warranty reserve related to the UPRR matter into its aggregate accrued settlement liability of $50,000 as of December 31, 2018. Therefore, the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement, which was recorded in “Concrete Tie Settlement expense” within its Consolidated Statements of Operations. As of December 31, 2023 and 2022, $8,000 and $8,000 was recorded within “Current portion of accrued settlement,” respectively, and $8,000 was recorded within “Long-term portion of accrued settlement” as of December 31, 2022, within the Consolidated Balance Sheets.

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of December 31, 2023.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2023, no such disclosures were considered necessary.
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
As of December 31, 2023 and December 31, 2022, the Company maintained environmental reserves approximating $2,417 and $2,472, respectively. The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2022	$2,472
Additions to environmental obligations	10
Environmental obligations utilized	(65)
Balance as of December 31, 2023	$2,417

Note 19. Other Expense (Income)
The following table summarizes the Company’s other expense (income) for the years ended December 31, 2023 and 2022:

	2023	2022
Loss on the sale of Chemtec (a)	$2,065	$—
Bridge grid deck exit impact (b)	1,403	—
Loss on the sale of Concrete Ties (c)	1,009	—
Gain on Piling Products division asset sale (d)	—	(489)
Insurance proceeds (e)	(215)	(790)
Loss on the sale of Track Components (f)	—	467
Costs recovered from environmental cleanup activities (g)	—	(325)
Foreign currency losses	77	434
Other	(673)	(847)
Other expense (income) - net	$3,666	$(1,550)
a.On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business, which was inclusive of its entire Precision Measurement Products and Services division, generating a $2,065 pre-tax loss.
b.On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line which was reported in the Steel Products business unit within the Infrastructure segment and resulted in expense of $1,403.
c.On June 30, 2023, the Company sold substantially all the operating assets of the Ties business, located in Spokane, WA, generating a $1,009 loss on the sale.
d.On September 27, 2021, the Company announced it completed the sale of its Piling Products division to J.D. Fields & Company, Inc., resulting in a pre-tax gain of $489 in 2022.
e.In 2023 and 2022, the Company received $215 and $790, respectively, in insurance proceeds.
f.On August 1, 2022, the Company divested the assets of its rail spikes and anchors track components business located in St-Jean-sur-Richelieu, Quebec, Canada, resulting in a pre-tax loss of $467 in 2022.
g.In 2022, the Company received $325 to recover costs associated with environmental cleanup activities in a formerly leased property in Magnolia, TX.
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
Managements’ Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting, including the 2022 acquisitions of VanHooseCo and Skratch, as of December 31, 2023. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control -

Integrated Framework (2013 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on Internal Control Over Financial Reporting
We have audited L.B. Foster Company and subsidiaries’ internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L.B. Foster Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 6, 2024 expressed an unqualified opinion thereon.
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
March 6, 2024

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
N/A
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Election of Directors.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation - 2023,” “Executive Compensation,” “Summary Compensation Table (2023, 2022, and 2021),” “Grants of Plan-Based Awards in 2023,” “Outstanding Equity Awards At 2023 Fiscal Year-End,” “2023 Options Exercises and Stock Vested,” “2023 Non-Qualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Under the 2006 Omnibus Incentive Plan, as amended and restated in May 2018 (“Omnibus Plan”), and continuing under the 2022 Equity and Incentive Compensation Plan (“Equity and Incentive Plan”) approved by shareholders on June 2, 2022, since May 2018, at each annual meeting of shareholders, where non-employee directors were elected or reelected, as part of their compensation, the non-employee members of the Board of Directors (“Board”) have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement from the date of the grant. Prior to that date, such directors received fully-vested shares. During 2023, pursuant to the Equity and Incentive Compensation Plan, the Company issued approximately 39,000 shares of the Company’s common stock for the annual non-employee director equity award, which shares vest on the one-year anniversary of the date of grant. Commencing in 2020 and ending in December 2021, in addition to the annual restricted stock award, those non-employee directors serving on the Board Strategy Committee were awarded restricted shares on an annual basis subject to a one-year vesting requirement from the date of grant until that committee was disbanded in 2021. During 2023, there were no non-employee directors who elected the option to receive fully-vested shares of the Company’s common stock in lieu of director cash compensation. Through December 31, 2023, there were approximately 352,000 fully vested shares issued under the Omnibus Plan to all non-employee directors who were serving at the time of grant or on the date of vesting of the underlying award. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan, as amended and restated effective December 1, 2022 pursuant to the 2022 Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. As of December 31, 2023, approximately 12,000 deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
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

Since 2017, the Company has withheld shares of restricted stock for satisfaction of tax withholding obligations. During 2023 and 2022, the Company withheld 24,886 and 27,636 shares, respectively, for this purpose. The values of the shares withheld were $315 and $410 in 2023 and 2022, respectively.
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
The following documents are filed as a part of this Report:
(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42), consolidated financial statements, and accompanying notes are included in Item 8 of this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023 and 2022.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022.
Notes to Consolidated Financial Statements.
(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2023 and 2022:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.
L.B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments (1)	Balance at End of Year
Allowance for credit losses
For the year ended December 31,
2023	$813	$1,020	$(1,024)	$809
2022	$547	$382	$(116)	$813
1.Notes and accounts receivable written off as uncollectible or allowance reversed.

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments (1)	Balance at End of Year
Valuation allowance for deferred tax assets
For the year ended December 31,
2023	$40,601	$(723)	$247	$40,125
2022	$3,290	$37,895	$(584)	$40,601
1.Consists primarily of adjustments related to unrealized income on interest rate swap contracts.

ITEM 16. FORM 10-K SUMMARY
We may voluntarily include a summary of information required by the Annual Report on Form 10-K under this Item 16. We have elected not to include such summary information.

INDEX TO EXHIBITS
All exhibits are incorporated herein by reference:

Exhibit Number	Description

2.1
Asset Purchase Agreement between L.B. Foster Company and J.D. Fields & Company, Inc. dated September 24, 2021, is incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File no. 0-10436, filed on November 3, 2021.

2.2
Asset Purchase Agreement between VanHooseCo Precast, LLC and CXT Incorporated. dated August 12, 2022, is incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File no. 0-10436, filed on November 8, 2022.

3.1
Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-10436, filed on May 13, 2003.

3.2
Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, File No. 0-10436, filed on August 8, 2023.

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

10.8 **
Executive Annual Incentive Compensation Plan (as Amended and Restated), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.9 **
Amended and Restated 2006 Omnibus Incentive Plan, effective as of May 24, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File no. 0-10436, filed on July 31, 2018.

10.11 **
2021 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.12 **
Form of Restricted Stock Award Agreement (2021), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.13 **
Long Term Incentive Performance Share Unit Program (2021-2023), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.14 **
Form of Performance Share Unit Award Agreement (2021-2023), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.15 **
Performance-Based Stock Award Retention Program (2021-2026), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.16 **
Amended and Restated Key Employee Separation Plan (February 17, 2021), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.17 **
Executive Recoupment Policy (January 1, 2021), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.18 **
2022 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File no. 0-10436, filed on May 10, 2022.

10.19 **
Form of Restricted Stock Award Agreement (2022), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File no. 0-10436, filed on May 10, 2022.

10.20 **
Form of Performance Share Unit Award Agreement (2022-2024), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File no. 0-10436, filed on May 10, 2022.

10.21 **
2022 Equity and Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File no. 0-10436, filed on August 9, 2022.

10.22 **
Strategy Transformation Plan Description and Award (2022-2025), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File no. 0-10436, filed on August 9, 2022.

10.22 **
2022 Director Restricted Stock Award, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File no. 0-10436, filed on August 9, 2022.

10.23 **
Deferred Compensation Plan for Non-Employee Directors Under the 2022 Equity and Incentive Compensation Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, File no. 0-10436, filed on March 10, 2023.

10.24 **
2023 Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File no. 000-10436, filed on May 10, 2023.

10.25 **
Form of Restricted Stock Award Agreement (2023), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File no. 000-10436, filed on May 10, 2023.

10.26 **
Form of Performance Share Unit Award Agreement and Long Term Incentive Performance Share Unit Program (2023-2025), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File no. 000-10436, filed on May 10, 2023.

10.27 **
Executive Annual Incentive Compensation Plan (As Amended and Restated October 24, 2023), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

10.28 **
Supplemental Executive Retirement Plan (As Amended and Restated October 24, 2023), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

10.29 **
Key Employee Separation Plan (As Amended and Restated October 24, 2023), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

10.30 **
2022 Equity and Incentive Compensation Plan (As Amended October 24, 2023), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

10.31 **
2023 Executive Annual Incentive Plan (October 24, 2023), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

10.32 **
Cooperation Agreement, effective as of January 25, 2024, between L.B. Foster Company and certain Investors specified therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File no. 000-10436, filed on January 26, 2024.

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
*97
Amended and Restated Executive Recoupment Policy (October 24, 2023), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	March 6, 2024	By:	/s/ John F. Kasel
(John F. Kasel,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Raymond T. Betler	Chairman of the Board and Director	March 6, 2024
(Raymond T. Betler)

By:	/s/ John F. Kasel	President, Chief Executive Officer,	March 6, 2024
	(John F. Kasel)	and Director

By:	/s/ Dirk Jungé	Director	March 6, 2024
(Dirk Jungé)

By:	/s/ John E. Kunz	Director	March 6, 2024
(John E. Kunz)

By:	/s/ Janet Lee	Director	March 6, 2024
(Janet Lee)

By:	/s/ David J. Meyer	Director	March 6, 2024
(David J. Meyer)

By:	/s/ Diane B. Owen	Director	March 6, 2024
(Diane B. Owen)

By:	/s/ Bruce E. Thompson	Director	March 6, 2024
(Bruce E. Thompson)

By:	/s/ William M. Thalman	Executive Vice President	March 6, 2024
	(William M. Thalman)	and Chief Financial Officer

By:	/s/ Sean M. Reilly	Corporate Controller	March 6, 2024
	(Sean M. Reilly)	and Principal Accounting Officer