Form 10-Q
period 2024-03-31
FOSTER L B CO
filed 2024-05-07
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2024
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

As of May 1, 2024, there were 10,963,711 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,148	$2,560
Accounts receivable - net (Note 5)	57,871	53,484
Contract assets - net (Note 3)	24,141	29,489
Inventories - net (Note 6)	85,761	73,496
Other current assets	12,063	8,961
Total current assets	182,984	167,990
Property, plant, and equipment - net	76,133	75,999
Operating lease right-of-use assets - net	14,098	14,905
Other assets:
Goodwill (Note 4)	31,995	32,587
Other intangibles - net (Note 4)	18,198	19,010
Other assets	2,993	2,715
TOTAL ASSETS	$326,401	$313,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,368	$40,305
Deferred revenue (Note 3)	11,458	12,479
Accrued payroll and employee benefits	5,340	16,978
Current portion of accrued settlement (Note 13)	8,000	8,000
Current maturities of long-term debt (Note 7)	159	102
Other accrued liabilities	15,856	17,442
Total current liabilities	84,181	95,306
Long-term debt (Note 7)	77,926	55,171
Deferred tax liabilities (Note 9)	1,191	1,232
Long-term operating lease liabilities	11,178	11,865
Other long-term liabilities	6,648	6,797
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2024 and December 31, 2023, 11,115,779; shares outstanding at March 31, 2024 and December 31, 2023, 10,789,231 and 10,733,935, respectively	111	111
Paid-in capital	41,866	43,111
Retained earnings	129,069	124,633
Treasury stock - at cost, 326,548 and 381,844 common stock shares at March 31, 2024 and December 31, 2023, respectively	(5,829)	(6,494)
Accumulated other comprehensive loss	(20,616)	(19,250)
Total L.B. Foster Company stockholders’ equity	144,601	142,111
Noncontrolling interest	676	724
Total stockholders’ equity	145,277	142,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$326,401	$313,206
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Sales of goods	$104,463	$98,538
Sales of services	19,857	16,950
Total net sales	124,320	115,488
Cost of goods sold	81,469	78,065
Cost of services sold	16,602	14,132
Total cost of sales	98,071	92,197
Gross profit	26,249	23,291
Selling and administrative expenses	22,749	21,423
Amortization expense	1,217	1,365
Operating profit	2,283	503
Interest expense - net	1,125	1,388
Other (income) expense - net	(3,536)	1,827
Income (loss) before income taxes	4,694	(2,712)
Income tax expense (benefit)	289	(541)
Net income (loss)	4,405	(2,171)
Net loss attributable to noncontrolling interest	(31)	(19)
Net income (loss) attributable to L.B. Foster Company	$4,436	$(2,152)

Per share data attributable to L.B. Foster shareholders:
Basic earnings (loss) per common share	$0.41	$(0.20)
Diluted earnings (loss) per common share	$0.40	$(0.20)

Basic weighted average shares outstanding	10,762	10,792
Diluted weighted average shares outstanding	10,985	10,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$4,405	$(2,171)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,497)	1,247
Unrealized gain (loss) on cash flow hedges, net of tax expense of $0	106	(418)
Reclassification of pension liability adjustments to earnings, net of tax expense of $4 and $2, respectively*	25	40
Total comprehensive income (loss)	3,039	(1,302)
Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(31)	(19)
Foreign currency translation adjustment	(17)	4
Amounts attributable to noncontrolling interest	(48)	(15)
Comprehensive income (loss) attributable to L.B. Foster Company	$3,087	$(1,287)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,405	$(2,171)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	(41)	(1,233)
Depreciation	2,374	2,505
Amortization	1,217	1,365
Equity in income of nonconsolidated investments	—	(17)
Gain on sales and disposals of property, plant, and equipment	(3,574)	(14)
Stock-based compensation	1,033	884
Loss on asset divestitures	—	2,033
Change in operating assets and liabilities:
Accounts receivable	(4,042)	26,239
Contract assets	5,136	(860)
Inventories	(12,371)	(15,564)
Other current assets	(3,012)	(791)
Other noncurrent assets	425	(1,439)
Accounts payable	2,395	4,921
Deferred revenue	(1,008)	(707)
Accrued payroll and employee benefits	(11,599)	(6,386)
Other current liabilities	(1,807)	(2,981)
Other long-term liabilities	(1,395)	1,148
Net cash (used in) provided by operating activities	(21,864)	6,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	3,501	16
Capital expenditures on property, plant, and equipment	(2,292)	(699)
Proceeds from business dispositions	—	5,344
Net cash provided by investing activities	1,209	4,661
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(55,835)	(55,133)
Proceeds from debt	78,746	43,086
Treasury stock acquisitions	(1,613)	(309)
Investment of noncontrolling interest	—	334
Net cash provided by (used in) financing activities	21,298	(12,022)
Effect of exchange rate changes on cash and cash equivalents	(55)	186
Net increase (decrease) in cash and cash equivalents	588	(243)
Cash and cash equivalents at beginning of period	2,560	2,882
Cash and cash equivalents at end of period	$3,148	$2,639
Supplemental disclosure of cash flow information:
Interest paid	$992	$1,425
Income taxes paid (received)	$303	$(1,564)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
Net income (loss)	—	—	4,436	—	—	(31)	4,405
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	—	(1,497)	(17)	(1,514)
Unrealized derivative gain on cash flow hedges	—	—	—	—	106	—	106
Purchase of 16,555 common shares for treasury	—	—	—	(385)	—	—	(385)
Issuance of 71,851 common shares, net of shares withheld for taxes	—	(2,278)	—	1,050	—	—	(1,228)
Stock-based compensation	—	1,033	—	—	—	—	1,033
Balance, March 31, 2024	$111	$41,866	$129,069	$(5,829)	$(20,616)	$676	$145,277

	Three Months Ended March 31, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
Net loss	—	—	(2,152)	—	—	(19)	(2,171)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	40	—	40
Foreign currency translation adjustment	—	—	—	—	1,247	4	1,251
Unrealized derivative loss on cash flow hedges	—	—	—	—	(418)	—	(418)
Issuance of 32,884 common shares, net of shares withheld for taxes	—	(1,236)	—	1,066	—	—	(170)
Stock-based compensation	—	884	—	—	—	—	884
Balance, March 31, 2023	$111	$40,951	$121,017	$(5,174)	$(20,296)	$405	$137,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.
Note 2. Business Segments
The Company is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company’s segment accounting policies are described in Note 2 Business Segments of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company is organized and operates in two reporting segments: Rail, Technologies, and Services (“Rail”), and Infrastructure Solutions (“Infrastructure”). Effective for the quarter and year ended December 31, 2023, the Company made certain organizational changes that led to the conclusion that it will operate under two reporting segments as opposed to the three reporting segments it has operated under historically. As such, the Company has restated segment information for the historical periods presented herein to conform to the current presentation. The Infrastructure Solutions business comprises both the historic Precast Concrete Products and Steel Products and Measurement (since renamed “Steel Products”) reporting segments.

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$82,623	$6,778	$64,384	$2,388
Infrastructure Solutions	41,697	(1,393)	51,104	(356)
Total	$124,320	$5,385	$115,488	$2,032

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

The following table demonstrates a reconciliation of reportable segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended March 31,
	2024	2023
Operating profit for reportable segments	$5,385	$2,032
Interest expense - net	(1,125)	(1,388)
Other income (expense) - net	3,536	(1,827)
Unallocated corporate expenses and other unallocated charges	(3,102)	(1,529)
Income (loss) before income taxes	$4,694	$(2,712)

The following table illustrates assets of the Company by reportable segment for the periods presented:

	March 31, 2024	December 31, 2023
Rail, Technologies, and Services	$167,565	$157,023
Infrastructure Solutions	129,852	130,667
Unallocated corporate assets	28,984	25,516
Total	$326,401	$313,206

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds generating a $2,065 loss on sale, recorded in “Other (income) expense - net” for the three months ended March 31, 2023. The Chemtec business was reported in the Steel Products business unit in the Infrastructure segment.

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net” for the three months ended June 30, 2023. The Ties business was reported in the Rail Products business unit within the Rail segment.

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Bedford, PA based operations supporting the product line expects to complete any remaining customer obligations during 2024. For the three months ended March 31, 2024 and 2023, the product line had $810 and $1,491 in sales, respectively. During the three months ended March 31, 2024, the Company incurred $73 of exit costs recorded in “Other (income) expense - net,” all of which were personnel expenses. The Company expects to incur an additional $111 of personnel expenses associated with the exit through 2024. Cumulatively, the Company has incurred a total of $1,476 in exit costs for the Bridge Exit, which included $474 in inventory write-downs, $740 in personnel expenses, and $262 in other exit costs.

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

Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended March 31,
	2024	2023
Rail Products	$53,038	$40,228
Global Friction Management	14,022	15,820
Technology Services and Solutions	15,563	8,336
Rail, Technologies, and Services	82,623	64,384
Precast Concrete Products	21,091	24,288
Steel Products	20,606	26,816
Infrastructure Solutions	41,697	51,104
Total net sales	$124,320	$115,488

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended March 31, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$65,539	$29,657	$95,196
Over time	17,084	12,040	29,124
Total net sales	$82,623	$41,697	$124,320

	Three Months Ended March 31, 2023
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$53,834	$29,128	$82,962
Over time	10,550	21,976	32,526
Total net sales	$64,384	$51,104	$115,488

The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure and technology services and solutions projects within the Rail segment, precast concrete buildings within the Precast Concrete Products division in the Infrastructure segment, and long-term bridge projects and custom precision metering systems within the Steel Products division in the Infrastructure segment. Revenue under these long-term agreements is generally recognized over time, either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract, or an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. The use of an input or an output measure to recognize revenue is determined based on what is most appropriate given the nature of the work performed and terms of the associated agreement.

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. As a result of management's reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. During the three months ended March 31, 2024, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were immaterial. Such adjustments were $393 during the three months ended March 31, 2023. The Company’s estimates related to these long-term agreements are further described in Note 4 Revenue of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended March 31,		Percentage of Total Net Sales Three Months Ended March 31,
	2024	2023	2024	2023
Over time input method	$13,143	$16,211	10.6%	14.0%
Over time output method	15,981	16,315	12.9	14.1
Total over time sales	$29,124	$32,526	23.4%	28.2%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2023	$29,489
Net additions to contract assets	4,212
Transfers from contract asset balance to accounts receivable	(9,560)
Balance as of March 31, 2024	$24,141

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2023	$2,189
Revenue recognized from contract liabilities	(1,467)
Increase in billings in excess of cost, excluding revenue recognized	1,850
Other adjustments	317
Balance as of March 31, 2024	$2,889

The Company has established policies regarding allowance for credit losses associated with contract assets, which includes standalone reserve assessments for its long term, complex contracts as needed as well as detailed regular review and updates to contract margins, progress, and value. A standard reserve threshold is applied to contract assets related to short term, less complex contracts. Management also regularly reviews collection patterns and future expected collections and makes necessary revisions to allowance for credit losses related to contract assets.

As of March 31, 2024, the Company had approximately $222,261 of remaining performance obligations, which is also referred to as backlog. Approximately 10.5% of the March 31, 2024 backlog was related to projects that are anticipated to extend beyond March 31, 2025.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2023	$20,466	$12,121	$32,587
Cougar purchase accounting adjustment	—	(445)	(445)
Foreign currency translation impact	(147)	—	(147)
Balance as of March 31, 2024	$20,319	$11,676	$31,995

On November 17, 2023, the Company acquired Cougar Mountain Precast, LLC., for which all purchase accounting adjustments were finalized as of March 31, 2024. Purchase accounting finalization during the three months ended March 31, 2024 included adjustments to record $429 of gross intangible assets for customer relationships with a weighted average amortization period of 5 years.

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of current economic conditions, including but not limited to labor markets, supply chains, and other inflationary costs. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of March 31, 2024. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	March 31, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$328	$(203)	$125
Customer relationships	16	28,048	(17,903)	10,145
Trademarks and trade names	15	7,979	(4,755)	3,224
Technology	9	32,632	(28,164)	4,468
Favorable lease	6	327	(91)	236
		$69,314	$(51,116)	$18,198

	December 31, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$335	$(199)	$136
Customer relationships	16	27,712	(17,236)	10,476
Trademarks and trade names	16	7,989	(4,593)	3,396
Technology	9	32,658	(27,906)	4,752
Favorable lease	6	327	(77)	250
		$69,021	$(50,011)	$19,010

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, and an expense of $396 and $155 for the three months ended March 31, 2024 and 2023, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2023	$809
Current period provision	396
Write-off against allowance	(35)
Balance as of March 31, 2024	$1,170

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	March 31, 2024	December 31, 2023
Finished goods	$57,550	$44,903
Work-in-process	1,432	4,675
Raw materials	26,779	23,918
Inventories - net	$85,761	$73,496
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
Revolving credit facility	$77,497	$55,060
Finance leases and financing agreements	588	213
Total	78,085	55,273
Less current maturities	(159)	(102)
Long-term portion	$77,926	$55,171

On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior amended revolving credit facility, on terms more favorable to the Company and extends the maturity from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (the “Second Amendment”) which added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings.

Borrowings under the Credit Agreement, as amended, will bear interest at rates based upon either the base rate or SOFR rate plus applicable margins. The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness (as defined in the Credit Agreement) divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period (as defined in the Credit Agreement), and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges (as defined in the Credit Agreement), which must be more than 1.05 to 1.00. As of March 31, 2024, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $2,432.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss) attributable to L.B. Foster Company	$4,436	$(2,152)
Denominator:
Weighted average shares outstanding	10,762	10,792
Denominator for basic earnings (loss) per common share	10,762	10,792
Effect of dilutive securities:
Stock compensation plans	223	—
Dilutive potential common shares	223	—
Denominator for diluted earnings (loss) per common share - adjusted weighted average shares outstanding	10,985	10,792
Basic earnings (loss) per common share	$0.41	$(0.20)
Diluted earnings (loss) per common share	$0.40	$(0.20)

There were 0 and 101 anti-dilutive shares for the three months ended March 31, 2024 and March 31, 2023, respectively.
Note 9. Income Taxes
For the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of $289 on pre-tax income of $4,694 and an income tax benefit of $541 on pre-tax losses of $2,712, respectively, for an effective income tax rate of 6.2% and 19.9%, respectively. The Company's effective income tax rate for the three months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $1,033 and $884 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, unrecognized compensation expense for awards that the Company expects to vest approximated $4,711. The Company will recognize this unrecognized compensation expense over the upcoming 1.9 years through March 1, 2026.

As of March 31, 2024, the Company had stock awards issued pursuant to the 2022 Equity and Incentive Compensation Plan (the "Equity and Incentive Plan") and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). No stock options are outstanding under either the Omnibus Plan or Equity and Incentive Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the March 31, 2024 and 2023.

Non-Employee Director Fully-Vested and Restricted Stock Awards
Since May 2018, non-employee directors have been awarded shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors, subject to a one-year vesting requirement. The Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan and, by amendment, under the Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board into deferred stock units.

Restricted Stock and Performance-Based Stock and Share Units
Under the Equity and Incentive Compensation Plan and Omnibus Plan, the Company grants certain employees restricted stock and performance-based stock and share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs, unless indicated otherwise by the underlying performance unit award agreement. Performance units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program.

The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the periods presented:

	Restricted Stock	Deferred Stock Units	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	264,970	12,404	560,338	$14.10
Granted	13,064	—	—	23.03
Vested	(103,286)	—	(19,782)	13.92
Adjustment for incentive awards expected to vest	—	—	110	11.63
Cancelled and forfeited	(1,000)	—	(437)	11.62
Outstanding as of March 31, 2024	173,748	12,404	540,229	$13.81
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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and “Other accrued liabilities” when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	March 31, 2024	Level 1	Level 2	Level 3	December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps	$1,331	$—	$1,331	$—	$1,225	$—	$1,225	$—
Total assets	$1,331	$—	$1,331	$—	$1,225	$—	$1,225	$—

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

For the three months ended March 31, 2024 and 2023, the Company recognized interest income of $337 and $245, respectively, from interest rate swaps.
Note 12. Retirement Plans
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

United States Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Interest cost	$66	$71
Expected return on plan assets	(68)	(64)
Recognized net actuarial loss	15	16
Net periodic pension cost	$13	$23

The Company has made contributions to its United States defined benefit plan of $100 during the three months ended March 31, 2024 and expects to make total contributions of approximately $370 during 2024.

United Kingdom Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Interest cost	$56	$55
Expected return on plan assets	(94)	(83)
Amortization of prior service costs and transition amount	6	6
Recognized net actuarial loss	8	3
Net periodic pension income	$(24)	$(19)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the three months ended March 31, 2024, the Company contributed approximately $79 to the plan. The Company anticipates total contributions of approximately $315 to the United Kingdom pension plan during 2024.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended March 31,
	2024	2023
United States	$551	$614
Canada	76	62
United Kingdom	281	261
	$908	$937
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

The expected payment under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2024 is $8,000, upon which the obligation for the Settlement Agreement will be satisfied.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of March 31, 2024 and December 31, 2023, the Company maintained environmental reserves approximating $2,398 and $2,417, respectively.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of March 31, 2024.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of March 31, 2024, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Chemtec, and Ties businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., VanHooseCo Precast LLC, and Cougar Mountain Precast, LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of SOFR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
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

The Company is organized and operates in two reporting segments: Rail, Technologies, and Services (“Rail”), and Infrastructure Solutions (“Infrastructure”). Effective for the quarter and year ended December 31, 2023, the Company made certain organizational changes that led to the conclusion that it will operate under two reporting segments as opposed to the three reporting segments it has operated under historically. As such, the Company has restated segment information for the historical periods presented herein to conform to the current presentation. The Infrastructure Solutions business comprises both the historic Precast Concrete Products and Steel Products and Measurement (since renamed “Steel Products”) reporting segments.
Acquisitions, Divestitures, and Product Line Exit
On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds generating a $2,065 loss on sale, recorded in “Other (income) expense - net” for the three months ended March 31, 2023. The Chemtec business was reported in the Steel Products business unit in the Infrastructure segment.

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net” for the three months ended June 30, 2023. The Ties business was reported in the Rail Products business unit within the Rail segment.

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution.The Bedford, PA based operations supporting the product line expects to complete any remaining customer obligations during 2024. For the three months ended March 31, 2024 and 2023, the product line had $810 and $1,491 in sales, respectively.

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

Results of Operations
First Quarter 2024 Compared to First Quarter 2023

	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
Net sales	$124,320	$115,488	$8,832
Gross profit	26,249	23,291	2,958
Gross profit margin	21.1%	20.2%	90 bps
Expenses:
Selling and administrative expenses	$22,749	$21,423	$1,326
Selling and administrative expenses as a percent of sales	18.3%	18.5%	(20) bps
Amortization expense	1,217	1,365	(148)
Operating profit	$2,283	$503	$1,780
Operating profit margin	1.8%	0.4%	140 bps
Interest expense - net	$1,125	$1,388	$(263)
Other (income) expense - net	(3,536)	1,827	(5,363)
Income (loss) before income taxes	$4,694	$(2,712)	$7,406
Income tax expense (benefit)	289	(541)	830
Net income (loss)	$4,405	$(2,171)	$6,576
Net loss attributable to noncontrolling interest	(31)	(19)	(12)
Net income (loss) attributable to L.B. Foster Company	$4,436	$(2,152)	$6,588
Diluted earnings (loss) per common share	$0.40	$(0.20)	$0.60

Results Summary
Net sales of $124,320 for the three months ended March 31, 2024, increased by $8,832, or 7.6%, over the prior year quarter. The increase in sales is due to organic sales growth of $19,474 or 16.9%, partially offset by the divestiture of the Ties and Chemtec businesses as well as the Bridge Exit which reduced sales by $10,642 or 9.2%.

Gross profit for the three months ended March 31, 2024 increased $2,958 or 12.7%, over the prior year quarter and gross profit margins expanded by 90 basis points to 21.1%. The improvement in gross profit is due primarily to the portfolio changes that are a part of the Company’s strategic transformation, as well as uplift from increased sales volumes and product mix.

Selling and administrative expenses for the three months ended March 31, 2024 increased by $1,326, or 6.2%, over the prior year quarter, due primarily to increased personnel costs and professional services expenditures. Selling and administrative expenses as a percent of net sales decreased to 18.3% from 18.5% in the prior year quarter.

Net interest expense decreased $263 due to lower outstanding debt, on average, for the three months ended March 31, 2024 compared to the prior year quarter. The Company's outstanding debt balance was $78,085 as of March 31, 2024, compared to $80,096 as of March 31, 2023.

Other income for the three months ended March 31, 2024 was $3,536 and was primarily attributable to a gain of $3,477 on the sale of the Company’s former joint venture facility and land in Magnolia, Texas. Other expense - net for the three months ended March 31, 2023 was $1,827 and was primarily due to the $2,033 loss on the sale of Chemtec during the prior year quarter.

The Company’s effective income tax rate for the three months ended March 31, 2024 was 6.2%, compared to 19.9% in the prior year quarter. The Company’s effective income tax rate for the three months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year.

Net income attributable to the Company for the three months ended March 31, 2024 was $4,436, or $0.40 per diluted share, compared to a net loss in the prior year quarter of $2,152, or $0.20 per diluted share. Net income for the three months ended March 31, 2024 was primarily driven by increased sales volumes, gross profit expansion and the gain on the sale of the Company’s former joint venture facility and land in Magnolia, Texas, partially offset by an increase in selling and administrative expenses.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended March 31,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$82,623	$64,384	$18,239		28.3%
Gross profit	$18,571	$14,284	$4,287		30.0
Gross profit margin	22.5%	22.2%	30	bps	1.3
Segment operating profit	$6,778	$2,388	$4,390		183.8
Segment operating profit margin	8.2%	3.7%	450	bps	121.2

The Rail segment sales for the three months ended March 31, 2024 increased by $18,239, or 28.3%, compared to the prior year quarter. The increase was due to higher organic sales of $18,940 or 29.4%, partially offset by a $701 or 1.1% decrease from the divestiture of Ties. Rail Products sales increased $12,810 driven by strength in domestic markets served. Technology Services and Solutions sales increased by $7,227 due to strength in domestic rail safety markets served, as well as improvement in United Kingdom markets. Global Friction management sales declined $1,798 driven by the timing of orders which have increased from the 2023 fourth quarter by 29.6%.

The Rail segment gross profit increased by $4,287, or 30.0% compared to the prior year quarter, and gross profit margins expanded 30 basis points to 22.5%. Technology Services and Solutions business unit gross profit improved by $4,086 due to higher volume and improved mix. Higher volumes in Rail Products resulted in gross profit increasing by $1,369. Lower volumes and unfavorable product mix in the Global Friction Management business result in a decline in gross profit of $1,168.

Segment operating profit increased $4,390 compared to the prior year, and operating profit margins expanded 450 basis points to 8.2%. The increase was driven by improvement in gross profit levels as a result of increased sales volume and favorable business mix, particularly in the Technology Services and Solutions business unit.

During the current quarter, new orders within the Rail segment increased by $10,019, or 13.6%, compared to the prior year quarter. The increase in new orders was attributable to the Rail Products and Global Friction Management businesses, which was offset in part by the Ties divestiture which reduced orders by $2,729 as well as lower overall order rates in the Technology Services and Solutions business unit. Segment backlog as of March 31, 2024 was $86,038, a decrease of $27,555, or 24.3%, versus the prior year quarter. The decrease is attributed to the Rail Products business, including a reduction of $3,549 related to the divestiture of Ties, partially offset by a 27.7% increase in Global Friction Management backlog.

Infrastructure Solutions

	Three Months Ended March 31,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$41,697	$51,104	$(9,407)		(18.4)%
Gross profit	$7,678	$9,007	$(1,329)		(14.8)
Gross profit margin	18.4%	17.6%	80	bps	4.5
Segment operating loss	$(1,393)	$(356)	$(1,037)		(291.3)
Segment operating loss margin	(3.3)%	(0.7)%	(260)	bps	(373.2)

The Infrastructure segment sales for the three months ended March 31, 2024 decreased by $9,407, or 18.4%, compared to the prior year quarter. The decrease in sales for the first quarter of 2024 was attributable to the divestiture of Chemtec and the Bridge Exit, which decreased sales by $9,260 and $681, respectively. Organic sales increased by $534, or 1.0%, while being adversely affected by weather conditions that impacted customer project execution in our Precast Concrete Products business.

The Infrastructure segment gross profit for the three months ended March 31, 2024, decreased by $1,329, or 14.8%, due primarily to the divestiture of Chemtec which reduced gross profit by $888 and softness in margins in our Precast Concrete Products business. Gross profit margins of 18.4% increased by 80 basis points over the prior year, driven by the favorable impact of portfolio changes.

Segment operating loss for the first quarter of 2024 was $1,393 compared to an operating loss in the prior year of $356. The segment operating loss was due to lower gross profit levels, which was partially offset by a decrease in amortization expense and selling and administrative expenses.

During the quarter, the Infrastructure segment had a decrease in new orders of $17,149, or 26.1%, compared to the prior year quarter. The decrease is due to an $8,538 impact associated with the divestiture of Chemtec and the Bridge Exit as well as decreases in orders in the Precast Concrete Products and Protective Coatings businesses. Backlog as of March 31, 2024 was $136,223, a decrease of $10,065, or 6.9%, versus the prior year quarter, driven primarily by a reduction of $8,509 related to the Bridge Exit.

Corporate

	Three Months Ended March 31,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Corporate expense and other unallocated charges	$3,102	$1,529	$1,573	102.9%

Unallocated corporate expenses increased in 2024 compared with 2023 primarily due to personnel costs and professional services expenditures.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000, of which $50,071 was available for borrowing as of March 31, 2024, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, tax obligations, outstanding purchase obligations, acquisitions and to support the share repurchase program. The Company’s total debt, including finance leases, was $78,085 and $55,273 as of March 31, 2024 and December 31, 2023, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of March 31, 2024:

	March 31, 2024
Cash and cash equivalents		$3,148
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(77,497)
Letters of credit outstanding	(2,432)
Net availability under the revolving credit facility		50,071
Total available funding capacity		$53,219

As of March 31, 2024 we were in compliance with all covenants of the Credit Agreement and have $53,219 available funding capacity.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of March 31, 2024, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(21,864)	$6,932
Net cash provided by investing activities	1,209	4,661
Net cash provided by (used in) financing activities	21,298	(12,022)
Effect of exchange rate changes on cash and cash equivalents	(55)	186
Net increase (decrease) in cash and cash equivalents	$588	$(243)
Cash Flow from Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $21,864, compared to cash provided operating activities of $6,932 during the prior year quarter. For the three months ended March 31, 2024, net income and adjustments to reconcile net income from operating activities provided $5,414, compared to $3,352 in the prior year quarter. Working capital and other assets and liabilities were a use of $27,278 in the current period, compared to a source of $3,580 in the prior year quarter. The change in operating cash flow for the three months ended March 31, 2024 versus the three months ended March 31, 2023 was largely driven by accounts receivable, which was a use of $4,042 during the current quarter compared to the $26,239 provided in the prior year quarter. Order execution and collection timing can impact accounts receivables in any given quarter.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2024 and 2023 were $2,292 and $699, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives. During the three months ended March 31, 2024, the Company divested the facility and land of its former joint venture in Magnolia, Texas generating a cash inflow of $3,501. During the three months ended March 31, 2023 the Company received cash proceeds from the Chemtec divestiture totaling $5,344.

Cash Flow from Financing Activities
During the three months ended March 31, 2024 the Company had an increase in outstanding debt of $22,911 compared to March 31, 2023 in which the Company has a decrease in debt of $12,047. The increase in debt for the three months ended March 31, 2024 was primarily due to cash used in operating activities due to organic growth initiatives and higher seasonal working capital needs. The decrease in debt for the 2023 period was due to lower working capital as well as proceeds received from the Chemtec divestiture during the quarter.

During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions through February 2026. For the three months ended March 31, 2024 the Company repurchased 16,555 shares of its stock for $385 under this program. Repurchases of shares of the Company’s common stock may be made from time to time in the open market or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time.

Financial Condition
As of March 31, 2024, the Company had $3,148 in cash and cash equivalents and $50,071 of availability under its revolving credit facility, subject to covenant restrictions. As of March 31, 2024, approximately $2,729 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, repurchase of shares, acquisitions, funding the UPRR Settlement Agreement, and service indebtedness. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity.

On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior amended revolving credit facility, on terms more favorable to the Company and extends the maturity from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the

Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (the “Second Amendment”) which added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit facilities, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by segment:

	Backlog
	March 31, 2024	December 31, 2023	March 31, 2023
Rail, Technologies, and Services	$86,038	$84,418	$113,593
Infrastructure Solutions	136,223	129,362	146,288
Total backlog	$222,261	$213,780	$259,881
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog decreased $37,620 compared to the prior year quarter due to $12,058 from businesses that were divested and a discontinued product line. The remaining decline is associated with the timing of large orders for the Rail Products business.
Critical Accounting Estimates
The Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. As a result, actual results could differ from these estimates. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates as described in its Annual Report on Form 10-K for the year ended December 31, 2023.
Non-GAAP Financial Measures
In accordance with SEC rules, the Company provides descriptions of the non-GAAP financial measures included in this filing and reconciliations to the most closely related GAAP financial measures. The Company believes that these measures provide useful perspective on underlying business trends and results and a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes and may, therefore, also be useful to investors as they are a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “organic sales” refer to sales calculated in accordance with GAAP, adjusted to exclude divestiture, exit, and acquisition-related sales. Management evaluates the Company’s sales performance based on organic sales growth. Organic sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure), adjusted to exclude the effects of divestiture, exit, and acquisition-related sales from year-over-year comparisons. The Company believes this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. The Company reports organic sales growth at the consolidated and segment levels.

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

A reconciliation of organic sales growth to its most directly comparable respective US GAAP financial measure is presented below.

Change in Consolidated Sales	Three Months Ended March 31,	Percent Change
2023 net sales, as reported	$115,488
Decrease due to divestitures and exit	(10,642)	(9.2)%
Change due to organic sales	19,474	16.9%
2024 net sales, as reported	$124,320

Total sales change, 2023 vs 2024	$8,832	7.6%

Change in Rail, Technologies, and Services Sales	Three Months Ended March 31,	Percent Change
2023 net sales, as reported	$64,384
Decrease due to divestiture	(701)	(1.1)%
Change due to organic sales	18,940	29.4%
2024 net sales, as reported	$82,623

Total sales change, 2023 vs 2024	$18,239	28.3%

Change in Infrastructure Solutions Sales	Three Months Ended March 31,	Percent Change
2023 net sales, as reported	$51,104
Decrease due to divestiture and exit	(9,941)	(19.5)%
Change due to organic sales	534	1.0%
2024 net sales, as reported	$41,697

Total sales change, 2023 vs 2024	$(9,407)	(18.4)%

Note percentages may not foot due to rounding.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended March 31, 2024 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	1,127	$21.73	4,100	$12,599
February 1, 2024 - February 29, 2024	44,310	23.86	—	12,599
March 1, 2024 - March 31, 2024	5,780	23.77	12,455	12,303
Total	51,217	$23.80	16,555	$12,303

1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
2.On March 3, 2023, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until February 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	May 7, 2024	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)