Form 10-Q
period 2024-06-30
FOSTER L B CO
filed 2024-08-06
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2024
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

As of July 30, 2024, there were 10,950,412 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,021	$2,560
Accounts receivable - net (Note 5)	75,889	53,484
Contract assets - net (Note 3)	20,562	29,489
Inventories - net (Note 6)	80,085	73,496
Other current assets	10,912	8,961
Total current assets	191,469	167,990
Property, plant, and equipment - net	75,608	75,999
Operating lease right-of-use assets - net	13,313	14,905
Other assets:
Goodwill (Note 4)	32,019	32,587
Other intangibles - net (Note 4)	17,078	19,010
Other assets	3,774	2,715
TOTAL ASSETS	$333,261	$313,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,920	$40,305
Deferred revenue (Note 3)	7,532	12,479
Accrued payroll and employee benefits	7,921	16,978
Current portion of accrued settlement (Note 13)	6,000	8,000
Current maturities of long-term debt (Note 7)	167	102
Other accrued liabilities	12,889	17,442
Total current liabilities	80,429	95,306
Long-term debt (Note 7)	87,006	55,171
Deferred tax liabilities (Note 9)	1,173	1,232
Long-term operating lease liabilities	10,497	11,865
Other long-term liabilities	6,504	6,797
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2024 and December 31, 2023, 11,115,779; shares outstanding at June 30, 2024 and December 31, 2023, 10,783,036 and 10,733,935, respectively	111	111
Paid-in capital	42,612	43,111
Retained earnings	131,916	124,633
Treasury stock - at cost, 332,743 and 381,844 common stock shares at June 30, 2024 and December 31, 2023, respectively	(6,405)	(6,494)
Accumulated other comprehensive loss	(21,156)	(19,250)
Total L.B. Foster Company stockholders’ equity	147,078	142,111
Noncontrolling interest	574	724
Total stockholders’ equity	147,652	142,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,261	$313,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales of goods	$122,417	$132,167	$226,880	$230,705
Sales of services	18,379	15,867	38,236	32,817
Total net sales	140,796	148,034	265,116	263,522
Cost of goods sold	93,705	101,069	175,174	179,134
Cost of services sold	16,568	14,713	33,170	28,845
Total cost of sales	110,273	115,782	208,344	207,979
Gross profit	30,523	32,252	56,772	55,543
Selling and administrative expenses	24,896	24,528	47,645	45,951
Amortization expense	1,123	1,375	2,340	2,740
Operating income	4,504	6,349	6,787	6,852
Interest expense - net	1,493	1,574	2,618	2,962
Other (income) expense - net	(152)	719	(3,688)	2,546
Income before income taxes	3,163	4,056	7,857	1,344
Income tax expense	346	563	635	22
Net income	2,817	3,493	7,222	1,322
Net loss attributable to noncontrolling interest	(30)	(38)	(61)	(57)
Net income attributable to L.B. Foster Company	$2,847	$3,531	$7,283	$1,379

Per share data attributable to L.B. Foster shareholders:
Basic earnings per common share	$0.26	$0.32	$0.68	$0.12
Diluted earnings per common share	$0.26	$0.32	$0.66	$0.12

Basic weighted average shares outstanding	10,793	10,807	10,777	10,800
Diluted weighted average shares outstanding	11,060	10,878	11,062	10,866

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$2,817	$3,493	$7,222	$1,322
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(452)	1,252	(1,966)	2,503
Unrealized (loss) gain on cash flow hedges, net of tax expense of $0	(186)	496	(80)	78
Reclassification of pension liability adjustments to earnings, net of tax expense of $7, $2, $11, and $4, respectively*	26	41	51	81
Total comprehensive income	2,205	5,282	5,227	3,984
Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(30)	(38)	(61)	(57)
Foreign currency translation adjustment	(72)	29	(89)	33
Amounts attributable to noncontrolling interest	(102)	(9)	(150)	(24)
Comprehensive income attributable to L.B. Foster Company	$2,307	$5,291	$5,377	$4,008

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,222	$1,322
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(61)	(1,710)
Depreciation	4,736	4,989
Amortization	2,340	2,740
Equity in loss (income) of nonconsolidated investments	6	(16)
Gain on sales and disposals of property, plant, and equipment	(4,412)	(366)
Stock-based compensation	2,347	1,829
Loss on asset divestitures	—	3,074
Change in operating assets and liabilities:
Accounts receivable	(22,532)	6,584
Contract assets	8,499	(3,033)
Inventories	(6,648)	(13,068)
Other current assets	(2,657)	(1,251)
Other noncurrent assets	1,416	(865)
Accounts payable	5,243	465
Deferred revenue	(4,917)	627
Accrued payroll and employee benefits	(9,009)	(1,885)
Accrued settlement	(2,000)	(2,000)
Other current liabilities	(4,210)	(941)
Other long-term liabilities	(2,181)	172
Net cash used in operating activities	(26,818)	(3,333)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	3,881	539
Capital expenditures on property, plant, and equipment	(4,346)	(1,495)
Proceeds from business dispositions	—	7,706
Acquisitions, net of cash acquired	—	966
Net cash (used in) provided by investing activities	(465)	7,716
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(100,617)	(95,251)
Proceeds from debt	132,572	92,331
Treasury stock acquisitions	(3,140)	(977)
Investment of noncontrolling interest	—	334
Net cash provided by (used in) financing activities	28,815	(3,563)
Effect of exchange rate changes on cash and cash equivalents	(71)	178
Net increase in cash and cash equivalents	1,461	998
Cash and cash equivalents at beginning of period	2,560	2,882
Cash and cash equivalents at end of period	$4,021	$3,880
Supplemental disclosure of cash flow information:
Interest paid	$2,380	$2,889
Income taxes paid (received)	$1,227	$(331)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2024	$111	$41,866	$129,069	$(5,829)	$(20,616)	$676	$145,277
Net income (loss)	—	—	2,847	—	—	(30)	2,817
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	(380)	(72)	(452)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(186)	—	(186)
Purchase of 53,525 common shares for treasury	—	—	—	(1,322)	—	—	(1,322)
Issuance of 47,330 common shares, net of shares withheld for taxes	—	(942)	—	746	—	—	(196)
Stock-based compensation	—	1,314	—	—	—	—	1,314
Investment of noncontrolling interest	—	374	—	—	—	—	374
Balance, June 30, 2024	$111	$42,612	$131,916	$(6,405)	$(21,156)	$574	$147,652

	Three Months Ended June 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2023	$111	$40,951	$121,017	$(5,174)	$(20,296)	$405	$137,014
Net income (loss)	—	—	3,531	—	—	(38)	3,493
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	41	—	41
Foreign currency translation adjustment	—	—	—	—	1,223	29	1,252
Unrealized derivative loss on cash flow hedges	—	—	—	—	496	—	496
Purchase of 51,241 common shares for treasury	—	—	—	(662)	—	—	(662)
Issuance of 58,432 common shares, net of shares withheld for taxes	—	(977)	—	990	—	—	13
Stock-based compensation	—	945	—	—	—	—	945
Balance, June 30, 2023	$111	$40,919	$124,548	$(4,846)	$(18,536)	$396	$142,592

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
Net income (loss)	—	—	7,283	—	—	(61)	7,222
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	51	—	51
Foreign currency translation adjustment	—	—	—	—	(1,877)	(89)	(1,966)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(80)	—	(80)
Purchase of 70,080 common shares for treasury	—	—	—	(1,707)	—	—	(1,707)
Issuance of 119,181 common shares, net of shares withheld for taxes	—	(3,220)	—	1,796	—	—	(1,424)
Stock-based compensation	—	2,347	—	—	—	—	2,347
Investment of noncontrolling interest	—	374	—	—	—	—	374
Balance, June 30, 2024	$111	$42,612	$131,916	$(6,405)	$(21,156)	$574	$147,652

	Six Months Ended June 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
Net income (loss)	—	—	1,379	—	—	(57)	1,322
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	81	—	81
Foreign currency translation adjustment	—	—	—	—	2,470	33	2,503
Unrealized derivative gain on cash flow hedges	—	—	—	—	78	—	78
Purchase of 51,241 common shares for treasury	—	—	—	(662)	—	—	(662)
Issuance of 91,316 common shares, net of shares withheld for taxes	—	(2,213)	—	2,056	—	—	(157)
Stock-based compensation	—	1,829	—	—	—	—	1,829
Balance, June 30, 2023	$111	$40,919	$124,548	$(4,846)	$(18,536)	$396	$142,592
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.
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

The Company is organized and operates in two reporting segments: Rail, Technologies, and Services (“Rail”), and Infrastructure Solutions (“Infrastructure”). Effective for the quarter and year ended December 31, 2023, the Company made certain organizational changes that led to the conclusion that it will operate under two reporting segments as opposed to the three reporting segments it has operated under historically. As such, the Company has restated segment information for the historical periods presented herein to conform to the current presentation. The Infrastructure business comprises both the historic Precast Concrete Products and Steel Products and Measurement (since renamed “Steel Products”) reporting segments.

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Net Sales	Segment Operating Income	Net Sales	Segment Operating Income
Rail, Technologies, and Services	$85,594	$5,431	$91,616	$6,627
Infrastructure Solutions	55,202	3,618	56,418	2,752
Total	$140,796	$9,049	$148,034	$9,379

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Net Sales	Segment Operating Income	Net Sales	Segment Operating Income
Rail, Technologies, and Services	$168,217	$12,209	$156,000	$9,015
Infrastructure Solutions	96,899	2,225	107,522	2,396
Total	$265,116	$14,434	$263,522	$11,411

Segment income from operations, as shown above, includes allocated corporate operating expenses. Allocated corporate operating expenses include costs associated with central services such as quality, logistics, environmental health and safety, information technology, insurance, and human resources. Other corporate functional costs that are associated with the operating segments are also allocated to the segments such as finance, marketing, credit and collections, and treasury functions. Operating expenses related to corporate headquarter functions were allocated to each segment based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1 Significant Accounting Policies of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2023.

During the quarter, the Company divested an ancillary property within the Steel Products business unit for total proceeds of $1,300 generating an $815 gain on sale recorded in “Cost of goods sold” for the three months ended June 30, 2024 which has been included in the Infrastructure segment's operating income.

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in other income and expense which are managed on a consolidated basis are not allocated to the operating segments.

The following table demonstrates a reconciliation of reportable segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations:
Total segment operating income	$9,049	$9,379	$14,434	$11,411
Interest expense - net	(1,493)	(1,574)	(2,618)	(2,962)
Other income (expense) - net	152	(719)	3,688	(2,546)
Public company costs	(1,621)	(1,217)	(2,840)	(1,873)
Corporate executive management costs	(1,885)	(1,155)	(3,292)	(1,521)
Corporate management stock-based compensation	(880)	(604)	(1,479)	(1,148)
Other	(159)	(54)	(36)	(17)
Income before income taxes	$3,163	$4,056	$7,857	$1,344
Depreciation/Amortization:
Total segment depreciation/amortization	$3,018	$3,412	$6,151	$6,841
Corporate depreciation/amortization	467	447	925	888
Depreciation/amortization	$3,485	$3,859	$7,076	$7,729
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$1,480	$708	$3,629	$1,066
Corporate expenditures for long-lived assets	574	88	717	429
Expenditures for long-lived assets	$2,054	$796	$4,346	$1,495

The following table illustrates assets of the Company by reportable segment for the periods presented:

	June 30, 2024	December 31, 2023
Rail, Technologies, and Services	$174,486	$157,023
Infrastructure Solutions	129,769	130,667
Unallocated corporate assets	29,006	25,516
Total	$333,261	$313,206

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds generating a $2,065 loss on sale, recorded in “Other (income) expense - net” for the six months ended June 30, 2023. The Chemtec business was reported in the Steel Products business unit in the Infrastructure segment.

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds, generating a $1,009 loss on the sale, which was recorded in “Other expense (income) - net” for the three and six months ended June 30, 2023. The Ties business was reported in the Rail Products business unit within the Rail segment.

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued bridge grid deck product line expects to complete any remaining customer obligations during 2024. For the three months ended June 30, 2024 and 2023, the discontinued product line had $1,157 and $1,975 in sales, respectively, and for the six months ended June 30, 2024 and 2023, the discontinued product line had $1,967 and $3,466 in sales, respectively. During the three and six months ended June 30, 2024, the Company incurred an immaterial amount of exit costs, all of which were personnel expenses. The Company does not expect to incur additional material exit costs in the remainder of 2024. Cumulatively, the Company has incurred a total of $1,476 in exit costs for the Bridge Exit, which included $474 in inventory write-downs, $740 in personnel expenses, and $262 in other exit costs, which were recorded in “Other (income) expense - net,” the majority of which were incurred in the last six months of 2023.

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
Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rail Products	$56,323	$64,246	$109,361	$104,475
Global Friction Management	17,438	17,680	31,459	33,499
Technology Services and Solutions	11,833	9,690	27,397	18,026
Rail, Technologies, and Services	85,594	91,616	168,217	156,000
Precast Concrete Products	33,950	33,865	55,041	58,153
Steel Products	21,252	22,553	41,858	49,369
Infrastructure Solutions	55,202	56,418	96,899	107,522
Total net sales	$140,796	$148,034	$265,116	$263,522

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended June 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$69,923	$35,127	$105,050
Over time	15,671	20,075	35,746
Total net sales	$85,594	$55,202	$140,796

	Three Months Ended June 30, 2023
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$75,923	$34,947	$110,870
Over time	15,693	21,471	37,164
Total net sales	$91,616	$56,418	$148,034

	Six Months Ended June 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$135,462	$64,784	$200,246
Over time	32,755	32,115	64,870
Total net sales	$168,217	$96,899	$265,116

	Six Months Ended June 30, 2023
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$129,757	$64,075	$193,832
Over time	26,243	43,447	69,690
Total net sales	$156,000	$107,522	$263,522

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

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. As a result of management's reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. During the three and six months ended June 30, 2024, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were $1,477. Such adjustments were $1,035 and $1,428 during the three and six months ended June 30, 2023, respectively. The Company’s estimates related to these long-term agreements are further described in Note 4 Revenue of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended June 30,		Percentage of Total Net Sales Three Months Ended June 30,
	2024	2023	2024	2023
Over time input method	$15,864	$15,724	11.3%	10.6%
Over time output method	19,882	21,440	14.1	14.5
Total over time sales	$35,746	$37,164	25.4%	25.1%

	Six Months Ended June 30,		Percentage of Total Net Sales Six Months Ended June 30,
	2024	2023	2024	2023
Over time input method	$29,007	$31,935	10.9%	12.1%
Over time output method	35,863	37,755	13.5	14.3
Total over time sales	$64,870	$69,690	24.5%	26.4%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2023	$29,489
Net additions to contract assets	6,223
Transfers from contract asset balance to accounts receivable	(15,150)
Balance as of June 30, 2024	$20,562

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2023	$2,189
Revenue recognized from contract liabilities	(1,023)
Increase in billings in excess of cost, excluding revenue recognized	388
Other adjustments	(55)
Balance as of June 30, 2024	$1,499

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

As of June 30, 2024, the Company had approximately $249,805 of remaining performance obligations, which are also referred to as backlog. Approximately 10.2% of the June 30, 2024 backlog was related to projects that are anticipated to extend beyond June 30, 2025.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2023	$20,466	$12,121	$32,587
Cougar purchase accounting adjustment	—	(445)	(445)
Foreign currency translation impact	(123)	—	(123)
Balance as of June 30, 2024	$20,343	$11,676	$32,019

On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC, for which all purchase accounting adjustments were finalized as of March 31, 2024. Purchase accounting finalization during the first quarter of 2024 included adjustments to record $429 of gross intangible assets for customer relationships with a weighted average amortization period of 5 years.

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of current economic conditions, including but not limited to labor markets, supply chains, and other inflationary costs. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of June 30, 2024. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	June 30, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$324	$(204)	$120
Customer relationships	15	28,070	(18,620)	9,450
Trademarks and trade names	14	7,981	(4,918)	3,063
Technology	9	32,636	(28,414)	4,222
Favorable lease	6	327	(104)	223
		$69,338	$(52,260)	$17,078

	December 31, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$335	$(199)	$136
Customer relationships	16	27,712	(17,236)	10,476
Trademarks and trade names	16	7,989	(4,593)	3,396
Technology	9	32,658	(27,906)	4,752
Favorable lease	6	327	(77)	250
		$69,021	$(50,011)	$19,010

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, and were an expense of $134 and $256 for the three months ended June 30, 2024 and 2023, respectively, and an expense of $529 and $411 for the six months ended June 30, 2024 and 2023, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2023	$809
Current period provision	529
Write-off against allowance	(36)
Balance as of June 30, 2024	$1,302

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	June 30, 2024	December 31, 2023
Finished goods	$51,360	$44,903
Work-in-process	2,896	4,675
Raw materials	25,830	23,918
Inventories - net	$80,085	$73,496
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
Revolving credit facility	$86,615	$55,060
Finance leases and financing agreements	558	213
Total	87,173	55,273
Less current maturities	(167)	(102)
Long-term portion	$87,006	$55,171

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

Borrowings under the Credit Agreement, as amended, will bear interest at rates based upon either the base rate or SOFR rate plus applicable margins. The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness (as defined in the Credit Agreement) divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period (as defined in the Credit Agreement), and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges (as defined in the Credit Agreement), which must be more than 1.05 to 1.00. As of June 30, 2024, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $2,084.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$2,847	$3,531	$7,283	$1,379
Denominator:
Weighted average shares outstanding	10,793	10,807	10,777	10,800
Denominator for basic earnings per common share	10,793	10,807	10,777	10,800
Effect of dilutive securities:
Stock compensation plans	267	71	285	66
Dilutive potential common shares	267	71	285	66
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	11,060	10,878	11,062	10,866
Basic earnings per common share	$0.26	$0.32	$0.68	$0.12
Diluted earnings per common share	$0.26	$0.32	$0.66	$0.12
Note 9. Income Taxes
For the three months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $346 and $563, respectively, on pre-tax income of $3,163 and $4,056, respectively, for an effective income tax rate of 10.9% and 13.9%, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $635 and $22, respectively, on pre-tax income of $7,857 and $1,344, respectively, for an effective income tax rate of 8.1% and 1.6%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $1,314 and $945 for the three months ended June 30, 2024 and 2023, respectively, and $2,347 and $1,829 for the six months ended June 30, 2024 and 2023, respectively, related to restricted stock awards and performance unit awards. As of June 30, 2024, unrecognized compensation expense for awards that the Company expects to vest approximated $7,478. The Company will recognize this unrecognized compensation expense over the upcoming 2.6 years through February 13, 2027.

As of June 30, 2024, the Company had stock awards issued pursuant to the 2022 Equity and Incentive Compensation Plan (the “Equity and Incentive Plan”) and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). No stock options are outstanding under either the Omnibus Plan or Equity and Incentive Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the June 30, 2024 and 2023.

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

The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the periods presented:

	Restricted Stock	Deferred Stock Units	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	264,970	12,404	560,338	$14.10
Granted	90,807	—	86,772	24.69
Vested	(148,808)	—	(29,778)	14.01
Adjustment for incentive awards expected to vest	—	—	110	11.63
Cancelled and forfeited	(1,000)	—	(437)	11.62
Outstanding as of June 30, 2024	205,969	12,404	617,005	$16.77
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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and “Other accrued liabilities” when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	June 30, 2024	Level 1	Level 2	Level 3	December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps	$1,146	$—	$1,146	$—	$1,225	$—	$1,225	$—
Total assets	$1,146	$—	$1,146	$—	$1,225	$—	$1,225	$—

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

For the three months ended June 30, 2024 and 2023, the Company recognized interest income of $340 and $295, respectively, from interest rate swaps. For the six months ended June 30, 2024 and 2023, the Company recognized interest income of $677 and $540 respectively, from interest rate swaps.

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

On May 23, 2024, the Company’s Board of Directors approved the termination of our frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). The transfer of plan assets and obligations to insurers, and subsequent termination is expected to be completed by June 30, 2025.

The Company’s US DB Plan is underfunded as of June 30, 2024, and will require cash payments of approximately $2,000 to $3,000 to effectuate the termination. The estimated cash payments are subject to change due to changes in market conditions that can impact the return on plan assets that are held by the US DB Plan and the UK DB Plan. The UK DB Plan is fully funded as of June 30, 2024, and we do not expect any additional contributions to be required during the termination process.

These plans are discussed in further detail below.

United States Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$66	$71	$132	$143
Expected return on plan assets	(68)	(64)	(136)	(128)
Recognized net actuarial loss	15	16	30	31
Net periodic pension cost	$13	$23	$26	$46

The Company has made contributions to its United States defined benefit plan of $200 during the six months ended June 30, 2024 and expects to make total contributions of approximately $370 during 2024.

United Kingdom Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$56	$56	$112	$112
Expected return on plan assets	(93)	(84)	(186)	(168)
Amortization of prior service costs and transition amount	6	6	12	12
Recognized net actuarial loss	8	3	16	6
Net periodic pension income	$(23)	$(19)	$(46)	$(38)
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the six months ended June 30, 2024, the Company contributed approximately $156 to the plan. The Company anticipates total contributions of approximately $316 to the United Kingdom pension plan during 2024.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$720	$793	$1,271	$1,407
Canada	34	32	110	94
United Kingdom	287	315	565	576
	$1,041	$1,140	$1,946	$2,077
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

The expected payment under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2024 is $6,000, upon which the obligation for the Settlement Agreement will be satisfied.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of June 30, 2024 and December 31, 2023, the Company maintained environmental reserves approximating $2,398 and $2,417, respectively.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of June 30, 2024.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of June 30, 2024, no such disclosures were considered necessary.
Note 14. Subsequent Events
On August 5, 2024, the Board of Directors approved the modification of the Company’s stock repurchase program. The modifications include revising the repurchase program expiration date from February 2026 to February 2025. Additionally, the Board of Directors removed the restriction which previously limited repurchases to $5,000 in any trailing 12-month period. The authorized repurchase amount was unchanged at $15,000. As of June 30, 2024, the Company has repurchased stock of $4,021, with $10,979 of the original $15,000 authorized remaining. Any repurchases will continue to be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business.

In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in growth platforms. Total restructuring program includes both headcount reductions and attrition and is expected to result in severance and outplacement services charges totaling approximately $1,500. The majority of the restructuring costs will be recorded in the third quarter of 2024 with any remaining costs being recorded in the fourth quarter of 2024. Annual run rate savings are expected to be approximately $4,500 with approximately $2,000 in savings being realized in 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of recently-finalized environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Chemtec, and Ties businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., VanHooseCo Precast LLC, and Cougar Mountain Precast, LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; the results of the United Kingdom's 2024 parliamentary election, uncertainties related to the U.S. 2024 Presidential election, and any corresponding changes to policy or other changes that could affect United Kingdom or U.S. business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
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

The Company is organized and operates in two reporting segments: Rail, Technologies, and Services (“Rail”), and Infrastructure Solutions (“Infrastructure”). Effective for the quarter and year ended December 31, 2023, the Company made certain organizational changes that led to the conclusion that it will operate under two reporting segments as opposed to the three reporting segments it has operated under historically. As such, the Company has restated segment information for the historical periods presented herein to conform to the current presentation. The Infrastructure business comprises both the historic Precast Concrete Products and Steel Products and Measurement (since renamed “Steel Products”) reporting segments.
Acquisitions, Divestitures, and Product Line Exit
On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds generating a $2,065 loss on sale, recorded in “Other expense (income) - net” for the six months ended June 30, 2023. The Chemtec business was reported in the Steel Products business unit in the Infrastructure segment.

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

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued product line expects to complete any remaining customer obligations during 2025. For the three months ended June 30, 2024 and 2023, the discontinued product line had $1,157 and $1,975 in sales, respectively, and for the six months ended June 30, 2024 and 2023, the discontinued product line had $1,967 and $3,466 in sales, respectively.

On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC (“Cougar”), located in Caldwell, Idaho, which is a licensed manufacturer of Redi-Rock and natural concrete products for $1,644, subject to hold back payments, to be paid over the twelve months following the closing or utilized to satisfy post-close working capital adjustments or indemnity claims. Cougar has been included in the Precast Concrete Products business unit within the Infrastructure segment.

Results of Operations
Second Quarter 2024 Compared to Second Quarter 2023

	Three Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Net sales	$140,796	$148,034	$(7,238)
Gross profit	30,523	32,252	(1,729)
Gross profit margin	21.7%	21.8%	(10) bps
Expenses:
Selling and administrative expenses	$24,896	$24,528	$368
Selling and administrative expenses as a percent of sales	17.7%	16.6%	110 bps
Amortization expense	1,123	1,375	(252)
Operating income	$4,504	$6,349	$(1,845)
Operating income margin	3.2%	4.3%	(110) bps
Interest expense - net	$1,493	$1,574	$(81)
Other (income) expense - net	(152)	719	(871)
Income before income taxes	$3,163	$4,056	$(893)
Income tax expense	346	563	(217)
Net income	$2,817	$3,493	$(676)
Net loss attributable to noncontrolling interest	(30)	(38)	8
Net income attributable to L.B. Foster Company	$2,847	$3,531	$(684)
Diluted earnings per common share	$0.26	$0.32	$(0.06)

Results Summary
Net sales for the three months ended June 30, 2024, decreased by $7,238, or 4.9%, over the prior year quarter. The decrease in sales is due to a decrease in organic sales of $5,007, or 3.4%, and the Ties divestiture and the Bridge Exit which reduced sales by $2,231, or 1.5%. The decline in organic sales was primarily in the Rail segment.

Gross profit for the three months ended June 30, 2024 decreased by $1,729, or 5.4%, from the prior year quarter and gross profit margins decreased by 10 basis points. The decline in gross profit was driven primarily by volumes and softer market prices in the domestic Rail Distribution business within Rail Products. Margins within the Infrastructure segment improved year over year due to our portfolio transformation activities and a $815 gain on the sale of ancillary property within the Steel Products business unit.

Selling and administrative expenses for the three months ended June 30, 2024 increased by $368, or 1.5%, over the prior year quarter. The increase was primarily attributed to $751 in corporate legal expense associated with an ongoing legal matter and $473 in professional services expenditures. Selling and administrative expenses as a percent of net sales increased to 17.7% from 16.6% in the prior year quarter.

Net interest expense decreased $81 for the three months ended June 30, 2024 compared to the prior year quarter. The Company’s outstanding debt balance was $87,173 as of June 30, 2024, compared to $89,505 as of June 30, 2023.

Other income - net for the three months ended June 30, 2024 was $152 and was primarily attributable to rental income received. Other expense - net for the three months ended June 30, 2023 was $719 and was primarily due to the $1,041 loss on the sale of Ties during the prior year quarter.

The Company’s effective income tax rate for the three months ended June 30, 2024 was 10.9%, compared to 13.9% in the prior year quarter. The Company’s effective income tax rate for the three months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year.

Net income attributable to the Company for the three months ended June 30, 2024 decreased by $684, or $0.06 per diluted share, from the prior year quarter. The change in net income attributable to the Company was due to lower operating income partially offset by lower other expense - net.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$85,594	$91,616	$(6,022)		(6.6)%
Gross profit	$17,875	$19,847	$(1,972)		(9.9)
Gross profit margin	20.9%	21.7%	(80)	bps	(3.6)
Segment operating income	$5,431	$6,627	$(1,196)		(18.0)
Segment operating income margin	6.3%	7.2%	(90)	bps	(12.3)
Note percentages may not foot due to rounding.

The Rail segment sales for the three months ended June 30, 2024 decreased by $6,022, or 6.6%, compared to the prior year quarter. Organic sales declined by $4,609, or 5.0%, and the divestiture of Ties resulted in lower sales of $1,413, or 1.5%. Rail Products sales decreased by $7,923, including the divestiture of Ties, due to lower volumes and softer market prices. Technology Services and Solutions sales increased by $2,143 due to strength in the domestic rail safety markets served, as well as improvement in United Kingdom markets. Global Friction management sales decreased $242, driven by a decline in domestic sales.

The Rail segment gross profit decreased by $1,972, or 9.9%, compared to the prior year quarter, and gross profit margins decreased 80 basis points to 20.9%. The decline in gross profit was driven by Rail Products which decreased by $3,293 from the prior year quarter due to lower volumes and softer market prices. This was partially offset by the Technology Services and Solutions business unit where gross profit improved by $831 from the prior year quarter due to higher volumes and improved mix. Improved mix in the Global Friction Management business resulted in a increase in gross profit of $490 from the prior year quarter.

Segment operating income decreased $1,196 compared to the prior year quarter, and operating income margins decreased 90 basis points to 6.3%. The decrease was driven primarily by lower gross profit, partially offset by a $751 improvement in selling and administrative expense compared to the prior year quarter.

During the current quarter, new orders within the Rail segment were $116,996, an increase of $1,011, or 0.9%, compared to the prior year quarter. The increase in new orders was attributable to a $4,040 increase in Rail Products orders, which includes offsets arising from the order declines associated with the Ties divestiture which reduced orders by $3,376. Strength in Rail Products offset order declines in the Technology Services and Solutions business unit and Global Friction Management. Segment backlog as of June 30, 2024 decreased by $17,657, or 13.3%, compared to the prior year quarter. The decrease is attributed to the Rail Products and Technology Services and Solutions businesses decreasing 13.4% and 21.5%, respectively, partially offset by a 17.0% increase in backlog with Global Friction Management associated with strong order rates in the three months ended March 31, 2024.

Infrastructure Solutions

	Three Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$55,202	$56,418	$(1,216)		(2.2)%
Gross profit	$12,648	$12,405	$243		2.0
Gross profit margin	22.9%	22.0%	90	bps	4.2
Segment operating income	$3,618	$2,752	$866		31.5
Segment operating income margin	6.6%	4.9%	170	bps	34.9
Note percentages may not foot due to rounding.

The Infrastructure segment sales for the three months ended June 30, 2024 decreased by $1,216, or 2.2%, compared to the prior year quarter. The decrease in sales for the second quarter of 2024 was due primarily to the Bridge Exit, which decreased sales by $818 or 1.4%. Organic sales decreased by $398, or 0.7%, attributable to the Steel Products business unit.

The Infrastructure segment gross profit for the three months ended June 30, 2024, increased by $243, or 2.0%, and gross profit margins increased 90 basis points driven by Steel Products, which included a $815 gain associated with the sale of ancillary property in the Steel Products business. The increase in gross profit margin was partially offset by lower margins in the Precast Concrete Products business.

Segment operating income for the second quarter of 2024 increased by $866 compared to the prior year quarter due primarily to higher gross profit, as well as a $398 improvement in selling and administrative expense.

During the quarter, the Infrastructure segment had new orders of $53,997, a decrease of $13,760, or 20.3%, compared to the prior year quarter. This decrease was driven entirely by the Steel Products business unit, specifically the Protective Coatings business, which is experiencing a comparative decline in orders due to large non-recurring orders received in 2023. Backlog as of June 30, 2024 decreased by $22,614, or 14.3%, versus the prior year quarter, driven entirely by Steel Products which decreased $24,634 overall, including a reduction of $6,931 related to the Bridge Exit and softness in the Steel Products group of $17,703, offsetting an increase of $2,020 in Precast Concrete Products.

Corporate

	Three Months Ended June 30,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Public company costs	$(1,621)	$(1,217)	$(404)	33.2%
Corporate executive management costs	(1,885)	(1,155)	(730)	63.2
Corporate management stock-based compensation	(880)	(604)	(276)	45.7
Other	(159)	(54)	(105)	**
Total unallocated corporate expenses	$(4,545)	$(3,030)	$(1,515)	50.0%
**Results of this calculation not considered meaningful

Unallocated corporate expenses increased in 2024 compared with 2023 primarily due to an increase of $751 in corporate legal costs associated with an ongoing legal matter, $473 in professional services expenditures, and to a lesser extent stock-based compensation and insurance expenditures.
Results of Operations
First Six Months 2024 Compared to First Six Months 2023

	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Net sales	$265,116	$263,522	$1,594
Gross profit	56,772	55,543	1,229
Gross profit margin	21.4%	21.1%	30 bps
Expenses:
Selling and administrative expenses	$47,645	$45,951	$1,694
Selling and administrative expenses as a percent of sales	18.0%	17.4%	60 bps
Amortization expense	2,340	2,740	(400)
Operating income	$6,787	$6,852	$(65)
Operating income margin	2.6%	2.6%	0 bps
Interest expense - net	$2,618	$2,962	$(344)
Other (income) expense - net	(3,688)	2,546	(6,234)
Income before income taxes	$7,857	$1,344	$6,513
Income tax expense	635	22	613
Net income	$7,222	$1,322	$5,900
Net loss attributable to noncontrolling interest	(61)	(57)	(4)
Net income attributable to L.B. Foster Company	$7,283	$1,379	$5,904
Diluted earnings per common share	$0.66	$0.12	$0.54

Results Summary
Net sales for the six months ended June 30, 2024 increased by $1,594, or 0.6%, over the prior year period. The change in sales is due to organic sales growth of $14,465 or 5.5%, partially offset by a decrease due to divestitures and the Bridge Exit of $12,871, or 4.9%. Organic sales growth was driven by the Rail, Technologies, and Services segment.

Gross profit for the six months ended June 30, 2024 increased by $1,229, or 2.2%, over the prior year period and gross profit margins increased 30 basis points. The improvement in gross profit is due to the business portfolio changes in line with the Company's strategic transformation along with higher sales volume and a $815 gain on the sale of ancillary property within the Steel Products business unit.

Selling and administrative expenses for the six months ended June 30, 2024 increased by $1,694, or 3.7%, from the prior year period, due primarily to increased corporate legal costs and $783 professional services expenditures. Selling and administrative expenses as a percent of net sales increased to 18.0% from 17.4% in the prior year period, a 60 basis point increase.

Other income - net for the six months ended June 30, 2024 was $3,688 while other expense - net was $2,546 in the prior year period. Other income - net for the six months ended June 30, 2024 was primarily attributable to a gain of $3,477 on the sale of the Company’s former joint venture facility and land in Magnolia, Texas, and other expense - net for the six months ended June 30, 2023 was due primarily to the $3,074 loss on the divestitures of Ties and Chemtec.

Net interest expense for the six months ended June 30, 2024 decreased by $344, or 11.6%, from the prior year period.

The Company’s effective income tax rate for the six months ended June 30, 2024 was 8.1%, compared to 1.6% in the prior year period. The Company’s effective tax rate for the six months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to the Company’s realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year.

Net income attributable to the Company for the six months ended June 30, 2024 was favorable by $5,904, or $0.54 per diluted share, over the prior year period. The increase in net income was primarily driven by other income - net of $3,688 recorded in the six months ended June 30, 2024 compared to other expense - net of $2,546 recorded in the six months ended June 30, 2023.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Six Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$168,217	$156,000	$12,217		7.8%
Gross profit	$36,446	$34,131	$2,315		6.8
Gross profit margin	21.7%	21.9%	(20)	bps	(1.0)
Segment operating income	$12,209	$9,015	$3,194		35.4
Segment operating income margin	7.3%	5.8%	150	bps	25.6

The Rail segment sales for the six months ended June 30, 2024 increased by $12,217, or 7.8%, compared to the prior year period. The increase was due to higher organic sales of $14,331, or 9.2%, partially offset by a $2,114, or 1.4% decrease from the divestiture of Ties. Rail Products sales increased by $4,886 driven by strength in domestic markets served, despite the Ties divestiture. Technology Services and Solutions sales increased by $9,371 due to strength in domestic rail safety markets served, as well as improvement in United Kingdom markets. Global Friction Management sales declined by $2,040 driven by both domestic and international markets served.

The Rail segment gross profit increased by $2,315, or 6.8%, compared to the prior year period, and gross profit margins decreased 20 basis points. Technology Services and Solutions business unit gross profit improved by $4,917 due to higher volume and improved mix. Unfavorable mix and price pressure in Rail Products resulted in gross profit decreasing by $1,962. Lower volumes in the Global Friction Management business resulted in a decline in gross profit of $640.

Segment operating income increased by $3,194, or 35.4%, compared to the prior year period, and operating income margins expanded 150 basis points. The increase was driven by improvement in gross profit levels as a result of increased sales volume, as well as a $917 improvement in selling and administrative expense.

During the six months ended June 30, 2024, new orders within the Rail segment were $200,737, an increase of $11,029, or 5.8%, compared to the prior year period. Rail Products had an $18,540 increase in new orders, including the offset of the Ties divestiture which reduced orders by $6,105. Technology Services and Solutions business unit had a decline of $8,167 in overall orders related to the United Kingdom business.

Infrastructure Solutions

	Six Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$96,899	$107,522	$(10,623)		(9.9)%
Gross profit	$20,326	$21,412	$(1,086)		(5.1)
Gross profit margin	21.0%	19.9%	110	bps	5.3
Segment operating income	$2,225	$2,396	$(171)		(7.1)
Segment operating income margin	2.3%	2.2%	10	bps	4.5

The Infrastructure segment sales for the six months ended June 30, 2024 decreased by $10,623, or 9.9%, compared to the prior year period. The decrease in sales for the six months ended June 30, 2024 was attributable to the divestiture of Chemtec and the Bridge Exit, which decreased sales by $9,258 and $1,499, respectively. Organic sales decreased by $134, or 0.1%.

The Infrastructure segment gross profit for the six months ended June 30, 2024, decreased by $1,086, or 5.1%, due to the divestiture of Chemtec which reduced gross profit by $861 and lower sales volumes in our Precast Concrete Products business unit. Margins improved year over year due to an $815 gain on the sale of ancillary property within the Steel Products business unit. Gross profit margins increased by 110 basis points over the prior year period.

Segment operating income for the six months ended June 30, 2024 decreased by $171 from the prior year period. The decline in segment operating income was due to lower gross profit which was partially offset by a $478 decrease in selling and administrative costs and a $438 decrease in amortization expense.

For the six months ended June 30, 2024, the Infrastructure segment had new orders of $102,641 a decrease of $30,909, or 23.1%, compared to the prior year period. The decrease is due to an $7,842 impact associated with the divestiture of Chemtec and the Bridge Exit as well as decreases in both the Precast Concrete Products and Steel Products business units.

Corporate

	Six Months Ended June 30,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Public company costs	$(2,840)	$(1,873)	$(967)	51.6%
Corporate executive management costs	(3,292)	(1,521)	(1,771)	116.4
Corporate management stock-based compensation	(1,479)	(1,148)	(331)	28.8
Other	(36)	(17)	(19)	**
Total corporate expense and other unallocated charges	$(7,647)	$(4,559)	$(3,088)	67.7%
**Results of this calculation not considered meaningful

Unallocated corporate expenses increased in 2024 compared with 2023 primarily due to an increase of $751 in corporate legal costs associated with an ongoing legal matter, $783 in professional services expenditures, and to a lesser extent stock-based compensation and insurance expenditures.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000, of which $41,301 was available for borrowing as of June 30, 2024, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, tax obligations, outstanding purchase obligations, acquisitions, payments related to the termination of the US DB Plan, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $87,173 and $55,273 as of June 30, 2024 and December 31, 2023, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of June 30, 2024:

	June 30, 2024
Cash and cash equivalents		$4,021
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(86,615)
Letters of credit outstanding	(2,084)
Net availability under the revolving credit facility		41,301
Total available funding capacity		$45,322

As of June 30, 2024, the Company was in compliance with all covenants of the Credit Agreement and has $45,322 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial and collection terms, collection patters, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of June 30, 2024, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

On May 23, 2024, the Company’s Board of Directors approved the termination of our frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). The transfer of plan assets and obligations to insurers, and subsequent termination is expected to be completed by June 30, 2025.

The Company’s US DB Plan is underfunded as of June 30, 2024, and will require cash payments of approximately $2,000 to $3,000 to effectuate the termination. The estimated cash payments are subject to change due to changes in market conditions that can impact the return on plan assets that are held by the US DB Plan and the UK DB Plan. The UK DB Plan is fully funded as of June 30, 2024, and we do not expect any additional contributions to be required during the termination process.

The changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(26,818)	$(3,333)
Net cash (used in) provided by investing activities	(465)	7,716
Net cash provided by (used in) financing activities	28,815	(3,563)
Effect of exchange rate changes on cash and cash equivalents	(71)	178
Net increase in cash and cash equivalents	$1,461	$998

Cash Flow from Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $26,818, compared to cash used in operating activities of $3,333 during the prior year. For the six months ended June 30, 2024, net income and adjustments to reconcile net income from operating activities provided $12,178, compared to $11,862 in the prior year. Working capital and other assets and liabilities were a use of $38,996 in the current period, compared to a use of $15,195 in the prior year. The change in operating cash flow for the six months ended June 30, 2024 versus the six months ended June 30, 2023 was largely driven by accounts receivable, which was a use of $22,532 during the six months ended June 30, 2024 compared to the $6,584 provided in the six months ended June 30, 2023. Order execution and collection timing can impact accounts receivables in any given quarter.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2024 and 2023 were $4,346 and $1,495, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives. During the six months ended June 30, 2024, the Company divested the facility and land of its former joint venture in Magnolia, Texas and fixed assets associated with the Bridge Exit generating a cash inflow of $3,881. During the six months ended June 30, 2023 the Company received cash proceeds from the Chemtec and Ties divestitures totaling $7,706.

Cash Flow from Financing Activities
During the six months ended June 30, 2024 the Company had an increase in outstanding debt of $31,955 compared to the six months ended June 30, 2023 in which the Company had a decrease in outstanding debt of $2,920. The increase in debt for the six months ended June 30, 2024 was primarily due to an increase in cash used in operating activities due to higher working capital needs. The decrease in debt for the 2023 period was due to lower working capital as well as proceeds received from the Chemtec divestiture during the six month period.

During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions. For the six months ended June 30, 2024 the Company repurchased 70,080 shares of its stock for $1,707 under this program. Repurchases of shares of the Company’s common stock may be made from time to time in the open market or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time.

On August 5, 2024, the Board of Directors approved the modification of the Company’s stock repurchase program. The modifications include revising the repurchase program expiration date from February 2026 to February 2025. Additionally, the Board of Directors removed the restriction which previously limited repurchases to $5,000 in any trailing 12-month period. The authorized repurchase amount was unchanged at $15,000. As of June 30, 2024, the Company has repurchased stock of $4,021, leaving $10,979 of the original $15,000 authorized remaining. Any repurchases will continue to be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business.

Financial Condition
As of June 30, 2024, the Company had $4,021 in cash and cash equivalents and $41,301 of availability under its revolving credit facility, subject to covenant restrictions. As of June 30, 2024, approximately $3,319 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

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

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by segment:

	Backlog
	June 30, 2024	December 31, 2023	June 30, 2023
Rail, Technologies, and Services	$114,794	$84,418	$132,451
Infrastructure Solutions	135,011	129,362	157,625
Total backlog	$249,805	$213,780	$290,076

While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog decreased $40,271 compared to the prior year quarter due to $6,931 from businesses that were divested and a discontinued product line. The remaining decline is associated with the timing of large orders for the Rail Products business, as well as a backlog decrease in Steel Products.
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

A reconciliation of organic sales growth to its most directly comparable respective US GAAP financial measure is presented below.

Change in Consolidated Sales	Three Months Ended June 30,	Percent Change	Six Months Ended June 30,	Percent Change
2023 net sales, as reported	$148,034		$263,522
Decrease due to divestitures and exit	(2,231)	(1.5)%	(12,871)	(4.9)%
Change due to organic sales	(5,007)	(3.4)%	14,465	5.5%
2024 net sales, as reported	$140,796		$265,116

Total sales change, 2023 vs 2024	$(7,238)	(4.9)%	$1,594	0.6%

Change in Rail, Technologies, and Services Sales	Three Months Ended June 30,	Percent Change	Six Months Ended June 30,	Percent Change
2023 net sales, as reported	$91,616		$156,000
Decrease due to divestiture	(1,413)	(1.5)%	(2,114)	(1.4)%
Change due to organic sales	(4,609)	(5.0)%	14,331	9.2%
2024 net sales, as reported	$85,594		$168,217

Total sales change, 2023 vs 2024	$(6,022)	(6.6)%	$12,217	7.8%

Change in Infrastructure Solutions Sales	Three Months Ended June 30,	Percent Change	Six Months Ended June 30,	Percent Change
2023 net sales, as reported	$56,418		$107,522
Decrease due to divestiture and exit	(818)	(1.4)%	(10,757)	(10.0)%
Change due to organic sales	(398)	(0.7)%	134	0.1%
2024 net sales, as reported	$55,202		$96,899

Total sales change, 2023 vs 2024	$(1,216)	(2.2)%	$(10,623)	(9.9)%

Note percentages may not foot due to rounding.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended June 30, 2024 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2024 - April 30, 2024	13,726	$24.80	13,125	$11,979
May 1, 2024 - May 31, 2024	11,642	27.52	7,200	11,779
June 1, 2024 - June 30, 2024	36,345	23.87	33,200	10,979
Total	61,713	$24.77	53,525	$10,979

1.During the current period, 8,188 shares were withheld by the Company to pay taxes upon vesting of stock.
2.On March 3, 2023, as amended on August 5, 2024, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until February 2025.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*10.1	Retirement Agreement and General Release, dated June 30, 2024, between L.B. Foster Company, a Pennsylvania corporation, and William F. Treacy**

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract, or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	August 6, 2024	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)