Form 10-K/A
period 2023-12-31
FOSTER L B CO
filed 2024-11-01
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $151,600,835.
As of February 29, 2024, there were 11,001,640 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Amended Form 10-K. The 2024 Proxy Statement was filed on April 12, 2024 with the US Securities and Exchange Commission, within 120 days after the end of the fiscal year to which this Amended Form 10-K relates.

EXPLANATORY NOTE

L.B. Foster Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Form 10-K”) to amend certain items in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Original Form 10-K”).
Background
As disclosed in the Company’s Current Report on Form 8-K under Item 4.02 filed with the SEC on October 8, 2024, on October 7, 2024 (the “Determination Date”), the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), based on the recommendation of the Company’s management, concluded the gain on the sale of a former joint venture facility in Magnolia, Texas (the “Magnolia Sale”) in the Company’s Unaudited Condensed Consolidated Statement of Operations for the quarter ended March 31, 2024, as filed with the SEC on May 7, 2024 on Form 10-Q (the “First Quarter Form 10-Q”), was misclassified, and that such statement should be restated to correct the classification error. In addition, the Company conducted a comprehensive quantitative and qualitative analysis of $1,403 thousand in exit costs incurred in 2023 associated with the discontinuation of the Company’s Bridge Products grid deck product line (“Bridge Exit Costs”) pursuant to all relevant authoritative guidance and concluded that the classification of the Bridge Exit Costs were erroneously excluded from the Company’s “Operating income” as presented in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023 within the Company’s Original Form 10-K. Furthermore, the Company’s management has concluded that its disclosure controls and procedures as of December 31, 2023 were not effective because of a material weakness in internal control over financial reporting due to the lack of an effectively designed control related to the accounting for, and disclosure of, non-recurring complex transactions.
This Amended Form 10-K corrects for the immaterial classification error related to the reporting of the Bridge Exit Costs in “Other expense (income) - net” as the relevant authoritative guidance requires the Bridge Exit Costs to be recorded in “Operating income.” In addition, the Company has corrected certain other immaterial errors in the Amended Form 10-K that were previously identified and concluded as immaterial, individually and in the aggregate, to the Consolidated Financial Statements for the year ended December 31, 2023.
This Amended Form 10-K also contains the revised opinion of Ernst & Young LLP (“EY”) on internal control over financial reporting included in Part II - Item 9A and EY’s revised opinion on the Consolidated Financial Statements included in Part II - Item 8. A discussion of the Company’s plans to remediate the material weakness discussed above is set forth in the revised Part II - Item 9A. Controls and Procedures of this Amended Form 10-K.
The error corrections in the Consolidated Statement of Operations for the year ended December 31, 2023 do not impact “Net sales,” “Income before income taxes,” “Income tax expense,” “Net income,” “Basic earnings per share,” and “Diluted earnings per share,” management incentive compensation or the Company’s credit facility covenants, or any disclosed non-GAAP metrics, including Adjusted EBITDA and organic sales.
The Company has filed this Amended Form 10-K for the year ended December 31, 2023 to amend the following items included in the Original Form 10-K:

•Forward-Looking Statements
•Part 1 - Item 1A. Risk Factors
•Part II - Item 5. Issuer Purchases of Equity Securities
•Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II - Item 8. Financial Statements and Supplemental Data
•Part II, Item 9A. Controls and Procedures; and
•Part IV - Item 15. Exhibits.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Form 10-K includes updated certifications executed by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, dated as of the filing date of this Amended Form 10-K. The updated certifications are included hereto as Exhibits 31.1, 31.2, and 32.0.
Pursuant to Rule 12b-15, this Amended Form 10-K sets forth the complete text of each item listed above, as amended. Except for such items, this Amended Form 10-K does not amend, update, or change any other items or disclosures in the Original Form 10-K and continues to describe the conditions as of the date of the Original Form 10-K. As such, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-K to reflect any events that have occurred after the Original Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K/A contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K/A are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of recently-finalized environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Chemtec, and Ties businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., VanHooseCo Precast LLC, and Cougar Mountain Precast, LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures, including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as our ability to reestablish effective disclosure controls and procedures; the results of the UK’s 2024 parliamentary election, uncertainties related to the U.S. 2024 Presidential election and any corresponding changes to policy or other changes that could affect UK or U.S. business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K/A and our other current or periodic filings with the Securities and Exchange Commission.
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
Accordingly, the Company now operates in two reporting segments: (1) Rail, Technologies, and Services (“Rail”) and (2) Infrastructure Solutions (“Infrastructure”). The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance, and the availability of separate financial results. Financial information concerning these segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K/A, which is incorporated by reference into this Item 1.
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
Environmental Disclosures
Information regarding environmental matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A, which is incorporated by reference into this Item 1.

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
Available Information
The Company makes certain filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These filings, including the Company’s filings, are available at the SEC’s internet site at www.sec.gov. The Company’s press releases and recent investor presentations are also available on its website. Our website and the information posted thereto is not part of this Annual Report on Form 10-K/A and unless otherwise stated is specifically not incorporated by reference herein.
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
ITEM 1A. RISK FACTORS
Risks and Uncertainties
The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could have a material and adverse effect on its business, financial condition, and results of operations. The following risk factors highlight what it believes to be the more material factors that have affected the Company and could affect it in the future. The Company has grouped the risk factors into five categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category. The Company may also be affected by unknown risks or risks that it currently believes are immaterial. If any one or more such events actually occur, our business, financial condition, and results of operations could be materially and adversely affected. One should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K/A and any other risks discussed in our other periodic filings with the SEC before deciding to invest in our common stock.

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
Financial Risks
The Company recently identified a material weakness in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of its common stock.
We have filed this Amended Form 10-K to correct certain immaterial errors and have identified a material weakness in our internal control over financial reporting (“ICFR”) that caused our management to conclude that we did not maintain effective ICFR as of December 31, 2023, which could, if not remediated, result in additional material misstatements in our interim and annual Consolidated Financial Statements. We also determined that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the material weakness in ICFR. A failure to maintain effective ICFR or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our consolidated operations, investor confidence in our business, and the trading prices of our securities.
Subsequent to the issuance of our Consolidated Financial Statements as of and for the year ended December 31, 2023, we identified an immaterial error in the Original Form 10-K related to the classification of the Bridge Exit Costs and determined to correct this immaterial classification error and certain other immaterial errors. In addition, on October 7, 2024 (the “Determination Date”), the Audit Committee concluded that the classification of the Magnolia Sale gain described elsewhere in this Amended Form 10-K was an error in the Company’s previously issued Unaudited Condensed Consolidated Statements of Operations for the for the three month period ended March 31, 2024 and the six month period ended June 30, 2024, and that such statements should be restated to correct such error. As a result of the aforementioned errors, the need to restate the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and this Amended Form 10-K, we are subject to potential additional risks and uncertainties, including unanticipated legal and accounting costs, litigation, possible future new or related governmental inquiries, proceedings, or investigations, and loss of investor confidence or reputational harm to our business.
We identified a material weakness in ICFR that caused our management to conclude that we did not maintain effective ICFR as of December 31, 2023 due to the lack of an effectively designed control related to the accounting for, and disclosure of, non-recurring complex transactions. We also determined that our disclosure controls and procedures were not effective as of December 31, 2023 for the same reason. Refer to “Part II - Item 9A. Controls and Procedures” for further details of the material weakness and remediation efforts.
A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis. As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our ICFR are discovered, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately. As a result, our consolidated interim or annual financial statements may contain material misstatements or omissions.

Additionally, because of its inherent limitations, ICFR may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of ICFR effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate because of its inherent limitations.
Adverse publicity and potential concerns from our customers arising from the required restatements of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 could have an adverse effect on our business and financial condition.
For example, we could be the subject of negative publicity focusing on such restatements and revisions of our financial statements, and we may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment. Continued adverse publicity and potential concerns from our customers could harm our business and have an adverse effect on our financial condition.
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
We are required to maintain a valuation allowance for deferred tax assets and record a charge to income if we determine, based on evidence available at the time the determination is made, that it is more likely than not some portion or all of the deferred tax assets will not be realized. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The use of different estimates can result in changes in the amount of deferred taxes recognized, which can result in earnings volatility because such changes are reported in current period earnings. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K/A, for additional discussion of our deferred taxes.
Shifting federal, state, local, and foreign regulatory policies impose risks to our operations.
We are subject to regulation by federal, state, local, and foreign regulatory agencies and are therefore subject to a variety of legal proceedings and compliance risks, including those described in Item 3 - Legal Proceedings and in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K/A. Like other companies engaged in environmentally sensitive businesses, we are required to comply with numerous laws and regulations, including environmental matters relating to, among other things, the treatment, disposal, and storage of wastes, investigation and remediation of contaminated soil and groundwater, the discharge of effluent into waterways, and the emissions of substances into the air. We are required to obtain various authorizations, permits, approvals, and certificates from governmental agencies. The Company could be subject to liability with respect to remediation of past contamination in the operation of some of its current and former facilities and remediation of contamination by former owners or operators of the Company’s current or former facilities. Compliance with emerging regulatory initiatives, delays, discontinuations, or reversals of existing regulatory policies in the markets in which we operate, including costs associated with any required environmental remediation and monitoring, could have an adverse effect on our business, results of operations, cash flows, and financial condition.
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
To date, although the Company has been subject to cyber-attacks, the risks and impacts from cybersecurity threats have not materially affected the Company. We have significantly increased our cybersecurity investments over the last several years and have implemented cybersecurity safeguards designed to detect and prevent cybersecurity events that may have a material adverse effect on the Company. Notwithstanding our increased cybersecurity investments and preparedness activities, sophisticated and targeted computer crime perpetrated by threat actors internal or external to the Company poses a risk to the security of our systems, facilities, and networks and to the confidentiality, availability, and integrity of our data, including but not limited to intellectual property and confidential and personal data. This could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation. Refer to the risk factor titled “We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks” in Item 1A of this Form 10-K/A for further detail regarding cybersecurity risks that could affect the Company’s operations. We maintain insurance covering certain costs that we may incur in connection with cybersecurity incidents, which we believe is commensurate with the size and the nature of our operations. However, the Company may incur expenses and losses related to a cyber incident that are not covered by insurance or are in excess of our insurance coverage.
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

ITEM 3. LEGAL PROCEEDINGS
Information regarding the Company’s legal proceedings and other commitments and contingencies is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K/A, which is incorporated by reference into this Item 3.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management."
Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended December 31, 2023 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	—	$—	—	$14,122
November 1, 2023 - November 30, 2023	33,331	19.90	33,331	13,459
December 1, 2023 - December 31, 2023	37,534	20.48	37,534	12,690
Total	70,865	$20.21	70,865	$12,690
1.During the current period, no shares were withheld by the Company to pay taxes upon vesting of stock.
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
ITEM 6. [RESERVED]
Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data unless otherwise noted)
Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements
The Company identified an immaterial error related to the classification of $1,403 in exit costs associated with the discontinuation of the Company’s Bridge Products grid deck product line (“Bridge Exit Costs”) that were erroneously included in “Other expense (income) - net” and excluded from the Company’s “Operating income” as presented in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023, due to the inappropriate application of US GAAP. As such, the Company’s Consolidated Statement of Operations for the year ended December 31, 2023 is being revised. Additionally, other immaterial errors that were previously identified and concluded as immaterial, individually and in the aggregate, were corrected in this Amended Form 10-K. Where appropriate, Management's Discussion and Analysis of Financial Condition and Results of Operations impacted by the correction of immaterial errors has been updated. See “Item 8. Financial Statements - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies” for additional information related to the immaterial error corrections.
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
•Reported gross profit margin of 20.6% for the year, a 260-basis point improvement over prior year;
•Continued its strategic transformation with the divestitures of the Chemtec and Ties businesses;
•Generated net cash flow from operations in 2023 of $36,956;
•Reduced net debt during 2023 by $36,284 to $52,713;
•Reported net income of $1,299; an increase of $46,976 compared to the prior year due to a $37,895 tax expense in 2022 related to the increase in the Company’s valuation allowance against deferred tax assets, as well as non-cash impairment charges of $8,016;
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
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The Bedford, PA based operations supporting the product line expect to complete any remaining customer obligations in 2024. For the years ended December 31, 2023 and 2022, the product line had $6,146 and $15,120 in sales, respectively. The decision to exit the bridge grid deck product line is a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. During 2023, the Company incurred $1,403 of Bridge Exit costs, of which $1,141 was recorded in “Cost of goods sold” and $262 was recorded in “Selling and administrative expenses.” These expenses included $474 in inventory write-downs, $667 in personnel related expenses, and $262 in other exit costs; the majority of cash payments were made in early 2024. The Company expects to incur an additional $184 of personnel expenses associated with the exit through 2024. During 2023 the Company also recorded a $1,977 reduction in net sales and a $3,051 reduction in gross profit stemming from changes in expected value of certain commercial projects associated with the exit of the bridge grid deck product line.
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
Full Year Results Comparison

Results of Operations

	Year Ended December 31,		Change
	2023	2022	2023 vs. 2022
Net sales	$543,744	$497,497	$46,247
Gross profit	112,044	89,611	22,433
Gross profit margin	20.6%	18.0%	260	bps
Expenses:
Selling and administrative expenses	$97,623	$82,657	$14,966
Selling and administrative expenses as a percent of sales	18.0%	16.6%	140	bps
Amortization expense	5,314	6,144	(830)
Goodwill and long-lived assets impairment charges (Note 5)	—	8,016	(8,016)
Operating income (loss)	9,107	(7,206)	16,313
Operating income (loss) margin	1.7%	(1.4)%	310	bps
Interest expense - net	5,528	3,340	2,188
Other expense (income) - net	2,635	(1,550)	4,185
Income (loss) before income taxes	944	(8,996)	9,940
Income tax (benefit) expense	(355)	36,681	(37,036)
Net income (loss)	$1,299	$(45,677)	$46,976
Diluted earnings (loss) per common share	$0.13	$(4.25)	$4.38

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
Gross profit increased by $22,433, or 25.0%, and gross profit margin expanded by 260 basis points to 20.6%. The improvement in gross profit is due primarily to the portfolio changes that are a part of the Company’s strategic transformation, as well as uplift from increased sales volumes, product mix, and pricing. In 2023, gross profit was also impacted by a reduction in profitability of $4,192 due to the Bridge Exit. In 2022, gross profit was negatively impacted by a $1,135 purchase accounting adjustment related to the VanHooseCo acquired inventory along with the $3,956 reduction from the Crossrail Settlement.
Selling and administrative expenses increased by $14,966, or 18.1%, over the prior year. The increase was primarily attributable $1,604 of increased costs associated with portfolio changes, higher personnel expenses including variable incentive costs that will reset in 2024, UK restructuring costs of $676 and a bad debt provision charge of $1,862 due to a customer in the United Kingdom who filed for administrative protection. Selling and administrative expenses as a percentage of net sales increased to 18.0% from 16.6% due to the increased spending.
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
Other expense for the year ended December 31, 2023 was $2,635 and was primarily attributable to a $3,074 loss on the divestitures of Ties and Chemtec. Other income for the year ended December 31, 2022 included pre-tax income of $489 from the 2021 sale of the Piling Products division, $790 in insurance proceeds, and $325 received to recover costs associated with environmental cleanup activities partially offset by a $467 loss related to the sale of the Track Components business.
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
Results of Operations — Segment Analysis
Rail, Technologies, and Services

	Year Ended December 31,		Change		Percent Change
	2023	2022	2023 vs. 2022		2023 vs. 2022
Net sales	$312,160	$300,592	$11,568		3.8%
Gross profit	$65,033	$59,499	$5,534		9.3%
Gross profit margin	20.8%	19.8%	100	bps	5.3%
Segment operating income	$12,306	$11,454	$852		7.4%
Segment operating income margin	3.9%	3.8%	10	bps	3.5%
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
Segment gross profit increased by $5,534, or 9.3%, compared to the prior year. Higher volumes in Rail Products and the Crossrail Settlement impact recorded in 2022 resulted in gross profit increasing $6,874. Improved Global Friction Management volumes resulted in increased gross profit of $3,393. Technology Services and Solutions gross profit declined by $4,733 due to weaker commercial conditions in the UK. The net impact of acquisitions and divestitures reduced gross profit in 2023 by $1,752. The Rail segment gross profit margin increased by 100 basis points from the prior year due to improved volumes and pricing in Rail Products and Global Friction Management and the portfolio changes made; the acquired Skratch business reported higher margins than the divested Track Components and Ties businesses and higher margins realized in Rail Products. Such improvements were partially offset by declines in margins in the Technology Services and Solutions business unit driven by weak commercial conditions in the UK.
Segment operating income increased by $852, or 7.4%, compared to the prior year. The increase was driven by the improvement in gross profit, which was partially offset by increased personnel costs as well as a 2023 bad debt provision charge of $1,862 due to a customer in the UK who filed for administrative protection and $676 in restructuring expense associated with the UK operations.
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
Infrastructure Solutions

	Year Ended December 31,		Change		Percent Change
	2023	2022	2023 vs. 2022		2023 vs. 2022
Net sales	$231,584	$196,905	$34,679		17.6%
Gross profit	$47,011	$30,112	$16,899		56.1%
Gross profit margin	20.3%	15.3%	500	bps	32.7%
Segment operating income (loss)	$8,622	$(9,132)	$17,754		194.4%
Segment operating income (loss) margin	3.7%	(4.6)%	830	bps	180.3%
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
The Infrastructure segment gross profit increased by $16,899, or 56.1%, compared to the prior year. The improvement in gross profit dollars is due to higher volumes and improved pricing in the legacy business and the net impact of acquisitions and divestitures which increased gross profit dollars in 2023 by $3,643. Gross profit in 2023 was negatively impacted by an adjustment of $4,192 due to the Bridge Exit, including $3,051 due to changes in expected value of certain commercial projects associated with the Bridge Exit. In 2022, gross profit included an unfavorable adjustment of $1,135 related to the purchase accounting of acquired inventory related to VanHooseCo. Gross profit margins of 20.3% increased 500 basis points over last year, driven by more favorable margins associated with portfolio changes, as well as higher overall sales volumes and gains from pricing initiatives.
The segment operating income of $8,622 increased by $17,754 over the prior year. Segment operating loss in 2022 was negatively impacted by a goodwill impairment charge of $3,011 in the Fabricated Bridge business and a $5,005 impairment charge for intangible assets related to the Chemtec business. The other drivers of the increase in segment operating income are the increase in gross profit, which was partially offset by higher selling and administrative expenses including the net impact of acquisitions and divestitures which increased selling and administrative costs by $1,628.
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
Corporate

	Year Ended December 31,		Change	Percent Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Public company costs	$4,814	$4,361	$453	10.4%
Corporate executive management costs	3,807	3,950	(143)	(3.6)
Corporate management stock-based compensation	2,816	1,163	1,653	142.1
Other	384	54	330	**
Unallocated corporate expense - net	$11,821	$9,528	$2,293	24.1%
**Results are not considered meaningful.
Unallocated corporate expense - net increased in 2023 compared with 2022 primarily due to higher compensation including variable compensation costs that will reset in 2024.
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
The change in cash and cash equivalents for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$36,956	$(10,576)
Net cash provided by (used in) investing activities	2,486	(56,418)
Net cash (used in) provided by financing activities	(39,296)	60,240
Effect of exchange rate changes on cash and cash equivalents	(468)	(736)
Net decrease in cash and cash equivalents	$(322)	$(7,490)
Cash Flows from Operating Activities
During the year ended December 31, 2023, net cash provided by operating activities was $36,956, compared to a use of $10,576 during the prior year. During 2023, cash flow provided by operating activities consisted of net income and non-cash items amounting to $21,453 and changes in certain assets and liabilities netting to a cash inflow of $15,503. In 2022, working capital and other assets and liabilities were a use of $25,822. Both periods include payments of $8,000 for the Union Pacific Railroad Concrete Tie Settlement.
The Company’s calculation of DSO was 43 days as of December 31, 2023 compared to 48 days as of December 31, 2022.
Cash Flows from Investing Activities
For the year ended December 31, 2023, the Company had capital expenditures of $4,513, a $3,120 decrease from 2022. The expenditures for the year ended December 31, 2023 were primarily related to general plant and operational improvements throughout the Company, as well as organic growth initiatives. Expenditures for the year ended December 31, 2022 related to plant expansions within our Infrastructure segment, including those related to the second VanHooseCo operating location, implementations of the Company’s ERP system, and general plant and operational improvements throughout the Company. In 2023, the Company received cash proceeds of $7,706 from the sale of its Ties and Chemtec businesses. In 2022 the Company received cash proceeds of $8,800 primarily from the sale of its Track Components business. Cash used for investing activities for the year ended December 31, 2022 included cash paid of $57,852 for the acquisitions of VanHooseCo and Skratch.
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
Financial Condition
The Company generated $36,956 from cash flows from operations during 2023, which was utilized to pay down debt, fund capital expenditures and repurchase shares. As of December 31, 2023, the Company had $2,560 in cash and cash equivalents and $72,133 of availability under its revolving credit facility, subject to covenant restrictions.
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
On August 13, 2021, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement modifies the prior revolving credit facility, as amended, to provide more favorable terms to the Company and extends the maturity date from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 US dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (the “Second Amendment”) to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the Maximum Gross Leverage Ratio covenant through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit agreement, please refer to Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K/A. As of December 31, 2023, the Company was in compliance with the covenants in the Credit Agreement.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2024, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is November 1, 2024, expressed an adverse opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Pittsburgh, Pennsylvania
March 6, 2024, except for Note 1 - Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements, as to which the date is November 1, 2024.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,560	$2,882
Accounts receivable - net (Note 6)	53,484	82,455
Contract assets (Note 4)	29,489	33,613
Inventories - net (Note 7)	73,111	75,721
Other current assets	8,711	11,061
Total current assets	167,355	205,732
Property, plant, and equipment - net (Note 8)	75,579	85,344
Operating lease right-of-use assets - net (Note 9)	14,905	17,291
Other assets:
Goodwill (Note 5)	32,587	30,733
Other intangibles - net (Note 5)	19,010	23,831
Other assets	2,965	2,379
TOTAL ASSETS	$312,401	$365,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,500	$48,782
Deferred revenue (Note 4)	12,479	19,452
Accrued payroll and employee benefits	16,978	10,558
Current portion of accrued settlement (Note 18)	8,000	8,000
Current maturities of long-term debt (Note 10)	102	127
Other accrued liabilities	17,442	16,192
Total current liabilities	94,501	103,111
Long-term debt (Note 10)	55,171	91,752
Deferred tax liabilities (Note 14)	1,232	3,109
Long-term portion of accrued settlement (Note 18)	—	8,000
Long-term operating lease liabilities (Note 9)	11,865	14,163
Other long-term liabilities	6,797	7,577
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2023 and December 31, 2022, 11,115,779; shares outstanding at December 31, 2023 and December 31, 2022, 10,733,935 and 10,776,827, respectively (Note 11)	111	111
Paid-in capital	43,111	41,303
Retained earnings	124,633	123,169
Treasury stock - at cost, common stock, shares at December 31, 2023 and December 31, 2022, 381,844 and 338,952, respectively (Note 11)	(6,494)	(6,240)
Accumulated other comprehensive loss (Note 12)	(19,250)	(21,165)
Total L.B. Foster Company stockholders’ equity	142,111	137,178
Noncontrolling interest	724	420
Total stockholders’ equity	142,835	137,598
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,401	$365,310

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2023	2022
Sales of goods	$475,350	$436,821
Sales of services	68,394	60,676
Total net sales (Note 4)	543,744	497,497
Cost of goods sold	368,197	355,106
Cost of services sold	63,503	52,780
Total cost of sales	431,700	407,886
Gross profit	112,044	89,611
Selling and administrative expenses	97,623	82,657
Amortization expense (Note 5)	5,314	6,144
Goodwill and long-lived assets impairment charges (Note 5)	—	8,016
Operating income (loss)	9,107	(7,206)
Interest expense - net	5,528	3,340
Other expense (income) - net (Note 19)	2,635	(1,550)
Income (loss) before income taxes	944	(8,996)
Income tax (benefit) expense (Note 14)	(355)	36,681
Net income (loss)	1,299	(45,677)
Net loss attributable to noncontrolling interest	(165)	(113)
Net income (loss) attributable to L.B. Foster Company	$1,464	$(45,564)

Basic earnings (loss) per common share (Note 13)	$0.14	$(4.25)
Diluted earnings (loss) per common share (Note 13)	$0.13	$(4.25)

Basic weighted average shares outstanding	10,799	10,720
Diluted weighted average shares outstanding	10,995	10,720

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

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,299	$(45,677)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(1,852)	35,785
Depreciation	9,949	8,635
Amortization	5,314	6,144
Asset impairments	—	8,016
Equity income in nonconsolidated investment	(51)	(74)
Gain on sales and disposals of property, plant, and equipment	(459)	(177)
Stock-based compensation	4,179	2,380
Loss on asset divestitures	3,074	214
Change in operating assets and liabilities:
Accounts receivable	27,367	(25,061)
Contract assets	1,797	(540)
Inventories	(6,604)	(11,798)
Other current assets	1,372	3,555
Other noncurrent assets	(403)	(2,136)
Accounts payable	(4,558)	10,066
Deferred revenue	(2,850)	4,649
Accrued payroll and employee benefits	6,364	1,225
Accrued settlement	(8,000)	(8,000)
Other current liabilities	2,555	876
Other liabilities	(1,537)	1,342
Net cash provided by (used in) operating activities	36,956	(10,576)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	539	267
Capital expenditures on property, plant, and equipment	(4,513)	(7,633)
Acquisitions, net of cash acquired	(1,246)	(57,852)
Proceeds from asset divestiture	7,706	8,800
Net cash provided by (used in) investing activities	2,486	(56,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(208,668)	(188,437)
Proceeds from debt	171,408	249,269
Debt issuance costs	—	(182)
Treasury stock acquisitions	(2,625)	(410)
Consideration received from noncontrolling interest	589	—
Net cash (used in) provided by financing activities	(39,296)	60,240
Effect of exchange rate changes on cash and cash equivalents	(468)	(736)
Net decrease in cash and cash equivalents	(322)	(7,490)
Cash and cash equivalents at beginning of period	2,882	10,372
Cash and cash equivalents at end of period	$2,560	$2,882
Supplemental disclosure of cash flow information:
Net interest paid	$5,454	$2,701
Net income taxes received	$(221)	$(5,007)

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
Recently issued accounting guidance
In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires enhanced disclosures regarding significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included in each reported measure of segment operating income or loss, including an amount for “other segment items” by reportable segment and a description of its composition. ASU 2023-07 also requires entities to disclose the title and position of the CODM and an explanation of how the CODM uses reported measures of segment operating income or loss to assess performance and allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company expects ASU 2023-07 to only impact its disclosures with no impacts to its consolidated financial condition, results of operations, and cash flows.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and disaggregation of income tax expense and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09, but expects this ASU to only impact its disclosures with no impacts to its consolidated financial condition, results of operations, and cash flows.
Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements
The Company identified an immaterial error related to the classification of $1,403 in exit costs associated with the discontinuation of the Company’s Bridge Products grid deck product line (“Bridge Exit Costs”) that were erroneously included in “Other expense (income) - net” and excluded from the Company’s “Operating income” as presented in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023, due to the inappropriate application of US GAAP. As such, the Company’s Consolidated Statement of Operations for the year ended December 31, 2023 is being revised. Additionally, other immaterial errors that were previously identified and concluded as immaterial, individually and in the aggregate, were corrected in this Amended Form 10-K.
The following presents the effects of the immaterial error corrections on the Company's previously issued Consolidated Financial Statements as of and for the year ended December 31, 2023:

Consolidated Balance Sheet

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$2,560	$—	$2,560
Accounts receivable - net (Note 6)	53,484	—	53,484
Contract assets (Note 4)	29,489	—	29,489
Inventories - net (Note 7)	73,496	(385)	73,111
Other current assets	8,961	(250)	8,711
Total current assets	167,990	(635)	167,355
Property, plant, and equipment - net (Note 8)	75,999	(420)	75,579
Operating lease right-of-use assets - net (Note 9)	14,905	—	14,905
Other assets:
Goodwill (Note 5)	32,587	—	32,587
Other intangibles - net (Note 5)	19,010	—	19,010
Other assets	2,715	250	2,965
TOTAL ASSETS	$313,206	$(805)	$312,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,305	$(805)	$39,500
Deferred revenue (Note 4)	12,479	—	12,479
Accrued payroll and employee benefits	16,978	—	16,978
Current portion of accrued settlement (Note 18)	8,000	—	8,000
Current maturities of long-term debt (Note 10)	102	—	102
Other accrued liabilities	17,442	—	17,442
Total current liabilities	95,306	(805)	94,501
Long-term debt (Note 10)	55,171	—	55,171
Deferred tax liabilities (Note 14)	1,232	—	1,232
Long-term operating lease liabilities (Note 9)	11,865	—	11,865
Other long-term liabilities	6,797	—	6,797
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2023 and December 31, 2022, 11,115,779; shares outstanding at December 31, 2023 and December 31, 2022, 10,733,935 and 10,776,827, respectively (Note 11)	111	—	111
Paid-in capital	43,111	—	43,111
Retained earnings	124,633	—	124,633
Treasury stock - at cost, common stock, shares at December 31, 2023 and December 31, 2022, 381,844 and 338,952, respectively (Note 11)	(6,494)	—	(6,494)
Accumulated other comprehensive loss (Note 12)	(19,250)	—	(19,250)
Total L.B. Foster Company stockholders’ equity	142,111	—	142,111
Noncontrolling interest	724	—	724
Total stockholders’ equity	142,835	—	142,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,206	$(805)	$312,401

Consolidated Statement of Operations

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised

Sales of goods	$475,350	$—	$475,350
Sales of services	68,394	—	68,394
Total net sales (Note 4)	543,744	—	543,744
Cost of goods sold	367,431	766	368,197
Cost of services sold	63,503	—	63,503
Total cost of sales	430,934	766	431,700
Gross profit	112,810	(766)	112,044
Selling and administrative expenses	97,358	265	97,623
Amortization expense (Note 5)	5,314	—	5,314
Operating income (loss)	10,138	(1,031)	9,107
Interest expense - net	5,528	—	5,528
Other expense (income) - net (Note 19)	3,666	(1,031)	2,635
Income (loss) before income taxes	944	—	944
Income tax (benefit) expense (Note 14)	(355)	—	(355)
Net income (loss)	1,299	—	1,299
Net loss attributable to noncontrolling interest	(165)	—	(165)
Net income (loss) attributable to L.B. Foster Company	$1,464	$—	$1,464

Basic earnings (loss) per common share (Note 13)	$0.14	$—	$0.14
Diluted earnings (loss) per common share (Note 13)	$0.13	$—	$0.13

Basic weighted average shares outstanding	10,799	—	10,799
Diluted weighted average shares outstanding	10,995	—	10,995

Consolidated Statement of Cash Flows

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,299	$—	$1,299
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(1,852)	—	(1,852)
Depreciation	9,949	—	9,949
Amortization	5,314	—	5,314
Equity income in nonconsolidated investment	(51)	—	(51)
Gain on sales and disposals of property, plant, and equipment	(459)	—	(459)
Stock-based compensation	4,179	—	4,179
Loss on asset divestitures	3,074	—	3,074
Change in operating assets and liabilities:
Accounts receivable	27,367	—	27,367
Contract assets	1,797	—	1,797
Inventories	(6,989)	385	(6,604)
Other current assets	1,122	250	1,372
Other noncurrent assets	(153)	(250)	(403)
Accounts payable	(3,753)	(805)	(4,558)
Deferred revenue	(2,850)	—	(2,850)
Accrued payroll and employee benefits	6,364	—	6,364
Accrued settlement	(8,000)	—	(8,000)
Other current liabilities	2,555	—	2,555
Other liabilities	(1,537)	—	(1,537)
Net cash provided by (used in) operating activities	37,376	(420)	36,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	539	—	539
Capital expenditures on property, plant, and equipment	(4,933)	420	(4,513)
Acquisitions, net of cash acquired	(1,246)	—	(1,246)
Proceeds from asset divestiture	7,706	—	7,706
Net cash provided by (used in) investing activities	2,066	420	2,486
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(208,668)	—	(208,668)
Proceeds from debt	171,408	—	171,408
Treasury stock acquisitions	(2,625)	—	(2,625)
Consideration received from noncontrolling interest	589	—	589
Net cash (used in) provided by financing activities	(39,296)	—	(39,296)
Effect of exchange rate changes on cash and cash equivalents	(468)	—	(468)
Net decrease in cash and cash equivalents	(322)	—	(322)
Cash and cash equivalents at beginning of period	2,882	—	2,882
Cash and cash equivalents at end of period	$2,560	$—	$2,560
Supplemental disclosure of cash flow information:
Net interest paid	$5,454	$—	$5,454
Net income taxes received	$(221)	$—	$(221)

Where appropriate, the financial disclosures in the footnotes to the Consolidated Financial Statements impacted by the correction of immaterial errors have been updated.

Note 2. Business Segments
Effective for the quarter and year ended December 31, 2023, the Company implemented operational changes in how its CODM manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company now has two operating segments, representing the individual businesses that are run separately under the new structure. The Company's new reportable segments are: the Rail, Technologies, and Services (“Rail”) segment and Infrastructure Solutions (“Infrastructure”)

segment. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the CODM, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. The Infrastructure segment is comprised of the previous Precast Concrete Products and Steel Products and Measurement (now Steel Products business unit) segments, and the Company has restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of operations, balance sheets, or statements of cash flows.
Operating segments are evaluated on their segment operating income contribution to the Company’s consolidated results. The Company considers the aggregation of operating segments into reporting segments based on the nature of offerings, nature of production services, the type or class of customer for products and services, methods used to distribute products and services, and economic and regulatory environment conditions.
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
On August 30, 2023, the Company announced the Bridge Exit which was reported in the Steel Products business unit within the Infrastructure segment. The Bedford, PA based operations supporting the product line expect to complete any remaining customer obligations in 2024. For the years ended December 31, 2023 and 2022, the product line had $6,146 and $15,120 in sales, respectively. The decision to exit the bridge grid deck product line is a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. During 2023, the Company incurred $1,403, the Bridge Exit Costs, of which $1,141 was recorded in “Cost of goods sold” and $262 was recorded in “Selling and administrative expenses.” The Bridge Exit Costs included $474 in inventory write-downs, $667 in personnel related expenses, and $262 in other exit costs; the majority of cash payments were made in early 2024. The Company expects to incur an additional $184 of personnel expenses associated with the exit through 2024.
Segment operating income (loss) includes allocated corporate operating expenses. Allocated corporate operating expenses include costs associated with central services such as quality, logistics, environmental health and safety, information technology, insurance, and human resources. Other corporate functional costs that are associated with the operating segments are also allocated to the segments such as finance, marketing, credit and collections, and treasury functions. Operating expenses related to corporate headquarter functions were allocated to each segment based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1.
Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in other expense (income) - net, which are managed on a consolidated basis, are not allocated to the operating segments.
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2023:

	2023
	Net Sales	Segment Operating Income	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$312,160	$12,306	$156,638	$5,172	$1,165
Infrastructure Solutions	231,584	8,622	130,247	8,262	2,349
Total	$543,744	$20,928	$286,885	$13,434	$3,514
Included in the Rail segment operating income for the year ended December 31, 2023 was a $1,862 expense related to bad debt due to a customer filing for administrative protection and a $676 expense related to restructuring, both of which were within the Company’s UK based Technology Services and Solutions business.
Included in the Infrastructure segment operating income for the year ended December 31, 2023 were the Bridge Exit Costs, as well as the sales and related gross profit impact of the Bridge Exit.
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2022:

	2022
	Net Sales	Segment Operating Income (Loss)	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$300,592	$11,454	$172,111	$5,620	$1,218
Infrastructure Solutions	196,905	(9,132)	163,114	7,664	3,100
Total	$497,497	$2,322	$335,225	$13,284	$4,318
Included in the Infrastructure segment operating loss for the year ended December 31, 2022 were pre-tax impairment charges of $8,016 associated with goodwill and intangible assets within the Steel Products business unit.
During 2023 and 2022, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments were immaterial and eliminated in consolidation.

Reconciliations of reportable segment operating income, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2023	2022
Income from operations:
Total segment operating income	$20,928	$2,322
Interest expense - net	(5,528)	(3,340)
Other (expense) income - net	(2,635)	1,550
Public company costs	(4,814)	(4,361)
Corporate executive management costs	(3,807)	(3,950)
Corporate management stock-based compensation	(2,816)	(1,163)
Other	(384)	(54)
Income (loss) before income taxes	$944	$(8,996)
Assets:
Total segment assets	$286,885	$335,225
Unallocated corporate assets	25,516	30,085
Assets	$312,401	$365,310
Depreciation/Amortization:
Total segment depreciation/amortization	$13,434	$13,284
Corporate depreciation/amortization	1,829	1,495
Depreciation/amortization	$15,263	$14,779
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$3,514	$4,318
Corporate expenditures for long-lived assets	999	3,315
Expenditures for long-lived assets	$4,513	$7,633
The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2023	2022
United States	$463,936	$378,339
Canada	24,925	38,489
United Kingdom	41,418	46,590
Other	13,465	34,079
Total net sales	$543,744	$497,497
The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2023	2022
United States	$72,840	$82,846
Canada	56	110
United Kingdom	1,833	1,533
Other	850	855
Total property, plant, and equipment - net	$75,579	$85,344

The following table summarizes the Company’s sales by major product and service line for the years ended December 31:

	December 31,
	2023	2022
Rail Products	$205,797	$202,559
Global Friction Management	63,946	54,811
Technology Services and Solutions	42,417	43,222
Rail, Technologies, and Services	312,160	300,592
Precast Concrete Products	136,458	104,212
Steel Products	95,126	92,693
Infrastructure Solutions	231,584	196,905
Total net sales	$543,744	$497,497
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
VanHooseCo contributed net sales of $17,788 and operating income of $1,555 to the Company’s consolidated results for the period from August 12, 2022 through December 31, 2022.
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
Note 7. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2023 and 2022 are summarized in the following table:

	December 31,
	2023	2022
Finished goods	$44,518	$41,431
Work-in-process	4,675	9,693
Raw materials	23,918	24,597
Inventories - net	$73,111	$75,721

Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Land	$5,869	$5,284
Improvements to land and leaseholds	19,404	19,956
Buildings	31,447	34,814
Machinery and equipment, including equipment under finance leases	118,190	123,806
Construction in progress	1,702	5,552
Gross property, plant, and equipment	176,612	189,412
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(101,033)	(104,068)
Property, plant, and equipment - net	$75,579	$85,344
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
The Company accounted for $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges. In the third quarter of 2020, the Company dedesignated the cash flow hedges and accounted for the $50,000 interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this dedesignation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassified balances to earnings as the underlying physical transactions occurred, unless it was no longer probable that the physical transaction would occur at which time the related gains deferred in “Other Comprehensive Income” would be immediately recorded in earnings. The gains and losses related to the interest rate swaps were reclassified from “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and included in “Interest expense - net” in the Consolidated Statements of Operations as the interest expense from the Company’s debt was recognized. These interest rate swaps expired February 2022.
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
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”), entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad Company (“UPRR”) to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.
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
As of December 31, 2023 and December 31, 2022, the Company maintained environmental reserves approximating $2,417 and $2,472, respectively. The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2022	$2,472
Additions to environmental obligations	10
Environmental obligations utilized	(65)
Balance as of December 31, 2023	$2,417

Note 19. Other Expense (Income) - net
The following table summarizes the Company’s other expense (income) - net for the years ended December 31, 2023 and 2022:

	2023	2022
Loss on the sale of Chemtec (a)	$2,065	$—
Loss on the sale of Concrete Ties (b)	1,009	—
Gain on Piling Products division asset sale (c)	—	(489)
Insurance proceeds (d)	(215)	(790)
Loss on the sale of Track Components (e)	—	467
Costs recovered from environmental cleanup activities (f)	—	(325)
Foreign currency losses	77	434
Other	(301)	(847)
Other expense (income) - net	$2,635	$(1,550)
a.On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business, which was inclusive of its entire Precision Measurement Products and Services division, generating a $2,065 pre-tax loss.
b.On June 30, 2023, the Company sold substantially all the operating assets of the Ties business, located in Spokane, WA, generating a $1,009 loss on the sale.
c.On September 27, 2021, the Company announced it completed the sale of its Piling Products division to J.D. Fields & Company, Inc., resulting in a pre-tax gain of $489 in 2022.

d.In 2023 and 2022, the Company received $215 and $790, respectively, in insurance proceeds.
e.On August 1, 2022, the Company divested the assets of its rail spikes and anchors track components business located in St-Jean-sur-Richelieu, Quebec, Canada, resulting in a pre-tax loss of $467 in 2022.
f.In 2022, the Company received $325 to recover costs associated with environmental cleanup activities in a formerly leased property in Magnolia, TX.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report. At the time of the original filing of the Company’s Form 10-K for the fiscal year ended December 31, 2023 on March 6, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023.
Managements’ Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. Other than the material weakness described below, there were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2023, and that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis. Subsequent to the filing of the Company’s original Form 10-K for the fiscal year ended December 31, 2023, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2023 due to the lack of an effectively designed control related to the accounting for, and disclosure of, non-recurring complex transactions. This material weakness resulted in an immaterial error in the Company’s previously issued Consolidated Statement of Operations included in the Company's original Form 10-K for the fiscal year ended December 31, 2023.
Management's Remediation Efforts
In response to the material weakness described above, with the oversight of the Audit Committee, the Company will conduct more thorough and diligent accounting research and, when necessary, engage third-parties to assist with the accounting for, and disclosure of, non-recurring complex transactions.
The remediation efforts are intended both to address the identified material weakness and to enhance our overall internal control environment. The Company is committed to continuous improvement of its internal control over financial reporting and will continue to diligently review and enhance its internal controls, as necessary. The Company cannot be assured that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weakness we identified or avoid future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our Consolidated Financial Statements would not be prevented or detected on a timely basis.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on Internal Control Over Financial Reporting

We have audited L.B. Foster Company and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, L.B. Foster Company and subsidiaries’ (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

In our report dated March 6, 2024, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified a deficiency in controls due to the lack of an effectively designed control related to the accounting for, and disclosure of, non-recurring complex transactions, and has further concluded that such deficiency represented a material weakness as of December 31, 2023. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design of controls related to the accounting for, and disclosure of, non-recurring complex transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 6, 2024, except for the effect of the matter described in Note 1 - Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements, as to which the date is November 1, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 6, 2024, except for the effect of the material weakness described in the third paragraph above, as to which the date is November 1, 2024.

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
The information required by this Item regarding the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K/A under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included in the Proxy Statement under the caption “Section 16(a) Beneficial Reporting Compliance,” if applicable.
The information required by this Item regarding our Code of Ethics is set forth in Part I of this Annual Report on Form 10-K/A under the caption “Code of Ethics” and is incorporated herein by reference.
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
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K/A Summary, filed as part of this Annual Report on Form 10-K/A and is incorporated by reference herein.
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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 1, 2024	By:	/s/ John F. Kasel
(John F. Kasel,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Raymond T. Betler	Chairman of the Board and Director	November 1, 2024
(Raymond T. Betler)

By:	/s/ John F. Kasel	President, Chief Executive Officer,	November 1, 2024
	(John F. Kasel)	and Director

By:	/s/ Alexander B. Jones	Director	November 1, 2024
(Alexander B. Jones)

By:	/s/ John E. Kunz	Director	November 1, 2024
(John E. Kunz)

By:	/s/ Janet Lee	Director	November 1, 2024
(Janet Lee)

By:	/s/ David J. Meyer	Director	November 1, 2024
(David J. Meyer)

By:	/s/ Diane B. Owen	Director	November 1, 2024
(Diane B. Owen)

By:	/s/ Bruce E. Thompson	Director	November 1, 2024
(Bruce E. Thompson)

By:	/s/ William M. Thalman	Executive Vice President	November 1, 2024
	(William M. Thalman)	and Chief Financial Officer

By:	/s/ Sean M. Reilly	Corporate Controller	November 1, 2024
	(Sean M. Reilly)	and Principal Accounting Officer