Form 10-Q/A
period 2024-03-31
FOSTER L B CO
filed 2024-11-04
CIK 352825

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

EXPLANATORY NOTE

L.B. Foster Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Form 10-Q”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2024 (the “Original Form 10-Q”). This Amended Form 10-Q includes the restated Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024.

Restatement Background

As disclosed in the Company’s Item 4.02 Current Report on Form 8-K filed with the SEC on October 8, 2024, subsequent to the filing of the Original Form 10-Q, the Company identified an error related to the classification of the $3,477 thousand gain on the sale of the former joint venture facility located in Magnolia, Texas, which sale was completed in the first quarter of 2024 (the “Magnolia Sale”) and reflected in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three month period ended March 31, 2024. Upon completion of the Magnolia Sale, the Company recorded the $3,477 thousand gain in “Other (income) expense - net” in the Unaudited Condensed Consolidated Statement of Operations. The Company had concluded that such classification was appropriate, as the facility was built for the purpose of a direct financing lease from the Company to the joint venture and such facility was not utilized by the Company in its operating activities. However, in accordance with ASC 360-10-45-5, the $3,477 thousand gain on the Magnolia Sale should have been recorded as a component of “Operating income” and not “Other (income) expense - net.” As a result of this classification error, “Operating income” was understated by $3,477 thousand and “Other (income) expense - net” was overstated by $3,477 thousand in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 included within the Original Form 10-Q.

Accordingly, on October 7, 2024 (the “Determination Date”), the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), based on the recommendation of the Company’s management, concluded that the classification of the Magnolia Sale gain described in the preceding paragraph was an error in the Company’s previously issued Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2024, as filed within the Original Form 10-Q, and that such statement should be restated to correct such error. Accordingly, the Audit Committee concluded as of the Determination Date that the previously issued Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024, as included in the Original Form 10-Q, should no longer be relied upon.

The Company’s management has also concluded that its disclosure controls and procedures as of March 31, 2024 were not effective because of a material weakness in internal control over financial reporting due to the lack of an effectively designed control related to the accounting for, and disclosure of, non-recurring complex transactions. A discussion of the Company’s plans to remediate this material weakness is set forth in the revised Part I - Item 4. Controls and Procedures of this Amended Form 10-Q. Additionally, for the three months ended March 31, 2024, the Company identified other immaterial errors that have also been corrected with this filing.

The Company has included in this Amended Form 10-Q updated certifications executed by the Company’s principal executive officer and principal financial officer as of the date of this Amended 10-Q as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The updated certifications are included hereto as Exhibits 31.1, 31.2, and 32.0.

This classification error in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 does not impact “Total net sales,” “Income before income taxes,” “Income tax expense,” “Net income,” “Basic earnings per common share,” “Diluted earnings per common share,” management incentive compensation or the Company’s credit facility covenants, or any disclosed non-GAAP metrics, including Adjusted EBITDA and organic sales.

The Company is filing this Amended Form 10-Q for the three months ended March 31, 2024 to amend and restate the following items included in the Original Form 10-Q:

•Part I - Item 1. Condensed Consolidated Financial Statements (Unaudited);
•Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part I - Item 4. Controls and Procedures;
•Part II - Item 1A. Risk Factors; and
•Part II - Item 6. Exhibits.

Pursuant to Rule 12b-15, this Amended Form 10-Q sets forth the complete text of each item listed above, as amended. Except for such items, this Amended Form 10-Q does not amend, update or change any other items or disclosures in the Original Form 10-Q and continues to describe the conditions as of the date of the Original Form 10-Q. As such, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,148	$2,560
Accounts receivable - net (Note 5)	57,871	53,484
Contract assets - net (Note 3)	24,141	29,489
Inventories - net (Note 6)	85,761	73,111
Other current assets	12,063	8,711
Total current assets	182,984	167,355
Property, plant, and equipment - net	76,133	75,579
Operating lease right-of-use assets - net	14,098	14,905
Other assets:
Goodwill (Note 4)	31,995	32,587
Other intangibles - net (Note 4)	18,198	19,010
Other assets	2,993	2,965
TOTAL ASSETS	$326,401	$312,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,368	$39,500
Deferred revenue (Note 3)	11,458	12,479
Accrued payroll and employee benefits	5,340	16,978
Current portion of accrued settlement (Note 13)	8,000	8,000
Current maturities of long-term debt (Note 7)	159	102
Other accrued liabilities	15,856	17,442
Total current liabilities	84,181	94,501
Long-term debt (Note 7)	77,926	55,171
Deferred tax liabilities (Note 9)	1,191	1,232
Long-term operating lease liabilities	11,178	11,865
Other long-term liabilities	6,648	6,797
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2024 and December 31, 2023, 11,115,779; shares outstanding at March 31, 2024 and December 31, 2023, 10,789,231 and 10,733,935, respectively	111	111
Paid-in capital	41,866	43,111
Retained earnings	129,069	124,633
Treasury stock - at cost, 326,548 and 381,844 common stock shares at March 31, 2024 and December 31, 2023, respectively	(5,829)	(6,494)
Accumulated other comprehensive loss	(20,616)	(19,250)
Total L.B. Foster Company stockholders’ equity	144,601	142,111
Noncontrolling interest	676	724
Total stockholders’ equity	145,277	142,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$326,401	$312,401
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Sales of goods	$104,463	$98,538
Sales of services	19,857	16,950
Total net sales	124,320	115,488
Cost of goods sold	81,542	78,049
Cost of services sold	16,602	14,132
Total cost of sales	98,144	92,181
Gross profit	26,176	23,307
Selling and administrative expenses	22,870	21,417
(Gain) on sale of former joint venture facility	(3,477)	—
Amortization expense	1,217	1,365
Operating income	5,566	525
Interest expense - net	1,125	1,388
Other (income) expense - net	(253)	1,849
Income (loss) before income taxes	4,694	(2,712)
Income tax expense (benefit)	289	(541)
Net income (loss)	4,405	(2,171)
Net loss attributable to noncontrolling interest	(31)	(19)
Net income (loss) attributable to L.B. Foster Company	$4,436	$(2,152)

Per share data attributable to L.B. Foster shareholders:
Basic earnings (loss) per common share	$0.41	$(0.20)
Diluted earnings (loss) per common share	$0.40	$(0.20)

Basic weighted average shares outstanding	10,762	10,792
Diluted weighted average shares outstanding	10,985	10,792

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

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,405	$(2,171)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	(41)	(1,233)
Depreciation	2,374	2,505
Amortization	1,217	1,365
Equity in income of nonconsolidated investments	—	(17)
Gain on sales and disposals of property, plant, and equipment	(3,574)	(14)
Stock-based compensation	1,033	884
Loss on asset divestitures	—	2,033
Change in operating assets and liabilities:
Accounts receivable	(4,042)	26,239
Contract assets	5,136	(860)
Inventories	(12,756)	(15,564)
Other current assets	(3,262)	(791)
Other noncurrent assets	675	(1,439)
Accounts payable	3,200	4,921
Deferred revenue	(1,008)	(707)
Accrued payroll and employee benefits	(11,599)	(6,386)
Other current liabilities	(1,807)	(2,981)
Other long-term liabilities	(1,395)	1,148
Net cash (used in) provided by operating activities	(21,444)	6,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	3,501	16
Capital expenditures on property, plant, and equipment	(2,712)	(699)
Proceeds from business dispositions	—	5,344
Net cash provided by investing activities	789	4,661
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(55,835)	(55,133)
Proceeds from debt	78,746	43,086
Treasury stock acquisitions	(1,613)	(309)
Investment of noncontrolling interest	—	334
Net cash provided by (used in) financing activities	21,298	(12,022)
Effect of exchange rate changes on cash and cash equivalents	(55)	186
Net increase (decrease) in cash and cash equivalents	588	(243)
Cash and cash equivalents at beginning of period	2,560	2,882
Cash and cash equivalents at end of period	$3,148	$2,639
Supplemental disclosure of cash flow information:
Interest paid	$992	$1,425
Income taxes paid (received)	$303	$(1,564)
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

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. This Quarterly Report on Form 10-Q/A should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023. In this Quarterly Report on Form 10-Q/A, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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
Restatement of Previously Issued Condensed Consolidated Financial Statements
The Company identified an error related to the classification of the $3,477 gain on the sale of the former joint venture facility located in Magnolia, Texas, which sale was completed in the first quarter of 2024 (the “Magnolia Sale”) and reflected in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three month period ended March 31, 2024. Upon completion of the Magnolia Sale, the Company recorded the $3,477 gain in “Other (income) expense - net” in the Unaudited Condensed Consolidated Statement of Operations. The Company had previously concluded that such classification was appropriate. However, in accordance with ASC 360-10-45-5, the $3,477 gain on the Magnolia Sale should have been recorded as a component of “Operating income” and not “Other (income) expense - net.” As a result of this classification error, “Operating income” was understated by $3,477 and “Other (income) expense - net” was overstated by $3,477 in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

The Company also made other immaterial error corrections to the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 (together with the Magnolia Sale adjustment, the “Restatement Adjustments”) and for the three months ended March 31, 2023. The impact of these corrections are shown in the tables below. Note only line items that were impacted by the Restatement Adjustments and immaterial error corrections are included below.

	Three Months Ended March 31, 2024
	As Previously Reported	Restatement Adjustments	As Restated
Cost of goods sold	$81,469	$73	$81,542
Total cost of sales	98,071	73	98,144
Gross profit	26,249	(73)	26,176
Selling and administrative expenses	22,749	121	22,870
(Gain) on sale of former joint venture facility	—	(3,477)	(3,477)
Operating income	2,283	3,283	5,566
Other income - net	(3,536)	3,283	(253)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Cost of goods sold	$78,065	$(16)	$78,049
Total cost of sales	92,197	(16)	92,181
Gross profit	23,291	16	23,307
Selling and administrative expenses	21,423	(6)	21,417
Operating income	503	22	525
Other expense - net	1,827	22	1,849

The Restatement Adjustments to the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and the immaterial error corrections made to the Unaudited Condensed Consolidated Statement of Operations for three months ended March 31, 2023 did not change “Income (loss) before income taxes,” “Income tax expense (benefit)” or “Net income.”

The Restatement Adjustments did not have an impact on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024. However, immaterial error corrections were made to the Consolidated Balance Sheet as of December 31, 2023 in the Company’s Annual Report on Form 10-K/A as filed on November 1, 2024, as shown in the table below. Note only line items that were impacted by the immaterial error corrections are included below.

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
ASSETS
Current assets:
Inventories - net	$73,496	$(385)	$73,111
Other current assets	8,961	(250)	8,711
Total current assets	167,990	(635)	167,355
Property, plant, and equipment - net	75,999	(420)	75,579
Other assets:
Other assets	2,715	250	2,965
TOTAL ASSETS	313,206	(805)	312,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,305	$(805)	$39,500
Total current liabilities	95,306	(805)	94,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	313,206	(805)	312,401

As a result of the immaterial error corrections to the Consolidated Balance Sheet as of December 31, 2023, the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 contained herein was adjusted as follows. Note only line items that were impacted by the immaterial error corrections are included below.

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Inventories	$(12,371)	$(385)	$(12,756)
Other current assets	(3,012)	(250)	(3,262)
Other noncurrent assets	425	250	675
Accounts payable	2,395	805	3,200
Net cash used in operating activities	(21,864)	420	(21,444)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property, plant, and equipment	$(2,292)	$(420)	$(2,712)
Net cash provided by investing activities	1,209	(420)	789

There was no impact on “Net cash provided by financing activities” and no change in “Net increase in cash and cash equivalents” for the three months ended March 31, 2024.

Where appropriate, the financial disclosures in the footnotes to the Unaudited Condensed Consolidated Financial Statements impacted by the Restatement Adjustments and correction of immaterial errors have been updated.
Note 2. Business Segments
The Company is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment operating income contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company’s segment accounting policies are described in Note 2 Business Segments of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Net Sales	Segment Operating Income (Loss)	Net Sales	Segment Operating Income (Loss)
		(As Restated)
Rail, Technologies, and Services	$82,623	$6,778	$64,384	$2,394
Infrastructure Solutions	41,697	(1,388)	51,104	(340)
Total	$124,320	$5,390	$115,488	$2,054

Segment operating income (loss), as shown above, includes allocated corporate operating expenses. Allocated corporate operating expenses include costs associated with central services such as quality, logistics, environmental health and safety, information technology, insurance, and human resources. Other corporate functional costs that are associated with the operating segments are also allocated to the segments such as finance, marketing, credit and collections, and treasury functions. Operating expenses related to corporate headquarter functions were allocated to each segment based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1 Significant Accounting Policies of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2023.

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in other income and expense which are managed on a consolidated basis are not allocated to the operating segments. During the three months ended March 31, 2024, the Company completed the Magnolia Sale generating a $3,477 gain on sale recorded in “(Gain) on sale of former joint venture facility” which is included as a component of corporate operating income.

The following table demonstrates a reconciliation of reportable segment net operating income to the Company’s consolidated total for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Income from operations:
Total segment operating income	$5,390	$2,054
Gain on sale of former joint venture facility	3,477	—
Interest expense - net	(1,125)	(1,388)
Other income (expense) - net	253	(1,849)
Public company costs	(1,219)	(656)
Corporate executive management costs	(1,407)	(366)
Corporate management stock-based compensation	(599)	(544)
Other	(76)	37
Income (loss) before income taxes	$4,694	$(2,712)
Depreciation/Amortization:
Total segment depreciation/amortization	$3,133	$3,429
Corporate depreciation/amortization	458	441
Depreciation/amortization	$3,591	$3,870
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$2,569	$358
Corporate expenditures for long-lived assets	143	341
Expenditures for long-lived assets	$2,712	$699

The following table illustrates assets of the Company by reportable segment for the periods presented:

	March 31, 2024	December 31, 2023
Rail, Technologies, and Services	$167,565	$156,638
Infrastructure Solutions	129,852	130,247
Unallocated corporate assets	28,984	25,516
Total	$326,401	$312,401

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

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Bedford, PA based operations supporting the product line expect to complete any remaining customer obligations during 2024. For the three months ended March 31, 2024 and 2023, the product line had $810 and $1,491 in sales, respectively. During the three months ended March 31, 2024, the Company incurred $73 of exit costs recorded in “Cost of goods sold,” all of which were personnel expenses. The Company expects to incur an additional $111 of personnel expenses associated with the exit through 2024. Cumulatively, the Company has incurred a total of $1,476 in exit costs for the Bridge Exit, which included $474 in inventory write-downs and $740 in personnel expenses, which were recorded in “Cost of goods sold,” and $262 in other exit costs which were recorded in “Selling and administrative expenses.” The majority of cash payments were made in early 2024.

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

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. As a result of management’s reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. During the three months ended March 31, 2024, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were immaterial. Such adjustments were

$393 during the three months ended March 31, 2023. The Company’s estimates related to these long-term agreements are further described in Note 4 Revenue of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	March 31, 2024	December 31, 2023
Finished goods	$57,550	$44,518
Work-in-process	1,432	4,675
Raw materials	26,779	23,918
Inventories - net	$85,761	$73,111
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
Revolving credit facility	$77,497	$55,060
Finance leases and financing agreements	588	213
Total	78,085	55,273
Less current maturities	(159)	(102)
Long-term portion	$77,926	$55,171

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q/A contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of recently-finalized environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Track Components, Chemtec, and Ties businesses, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., VanHooseCo Precast LLC, and Cougar Mountain Precast, LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures, including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as our ability to reestablish effective disclosure controls and procedures; the results of the UK’s 2024 parliamentary election, uncertainties related to the U.S. 2024 Presidential election and any corresponding changes to policy or other changes that could affect UK or U.S. business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K/A for the year ended December 31, 2023, as amended on November 1, 2024, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In this Quarterly Report on Form 10-Q/A, we have restated our previously issued Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024. Refer to the “Explanatory Note” preceding “Item 1. Financial Statements (unaudited)” for background on the restatement, the fiscal periods impacted, internal control over financial reporting considerations, and other information. As a result, we have also restated certain previously reported financial information as of and for the three months ended March 31, 2024 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, information within the “Results of Operations” section to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements (unaudited) - Notes to Condensed Consolidated Financial Statements - Note 1. Basis of Presentation” for additional information related to the restatement.
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

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Bedford, PA based operations supporting the product line expect to complete any remaining customer obligations during 2024. For the three months ended March 31, 2024 and 2023, the product line had $810 and $1,491 in sales, respectively.

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

Results of Operations
First Quarter 2024 Compared to First Quarter 2023

	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
Net sales	$124,320	$115,488	$8,832
Gross profit	26,176	23,307	2,869
Gross profit margin	21.1%	20.2%	90 bps
Expenses:
Selling and administrative expenses	$22,870	$21,417	$1,453
Selling and administrative expenses as a percent of sales	18.4%	18.5%	(10) bps
(Gain) on sale of former joint venture facility	(3,477)	—	(3,477)
Amortization expense	1,217	1,365	(148)
Operating income	5,566	525	5,041
Operating income margin	4.5%	0.5%	400 bps
Interest expense - net	1,125	1,388	(263)
Other (income) expense - net	(253)	1,849	(2,102)
Income (loss) before income taxes	$4,694	$(2,712)	$7,406
Income tax expense (benefit)	289	(541)	830
Net income (loss)	$4,405	$(2,171)	$6,576
Net loss attributable to noncontrolling interest	(31)	(19)	(12)
Net income (loss) attributable to L.B. Foster Company	$4,436	$(2,152)	$6,588
Diluted earnings (loss) per common share	$0.40	$(0.20)	$0.60

Results Summary
Net sales of $124,320 for the three months ended March 31, 2024, increased by $8,832, or 7.6%, over the prior year quarter. The increase in sales is due to organic sales growth of $19,474 or 16.9%, partially offset by the divestiture of the Ties and Chemtec businesses as well as the Bridge Exit which reduced sales by $10,642 or 9.2%.

Gross profit for the three months ended March 31, 2024 increased $2,869 or 12.3%, over the prior year quarter and gross profit margins expanded by 90 basis points to 21.1%. The improvement in gross profit is due primarily to the portfolio changes that are a part of the Company’s strategic transformation, as well as uplift from increased sales volumes and product mix.

Selling and administrative expenses for the three months ended March 31, 2024 increased by $1,453, or 6.8%, over the prior year quarter, due primarily to increased personnel costs and professional services expenditures. Selling and administrative expenses as a percent of net sales decreased to 18.4% from 18.5% in the prior year quarter.

The $3,477 gain on sale of the former joint venture facility for the three months ended March 31, 2024 was attributed to the Company’s facility and land in Magnolia, Texas.

Net interest expense decreased $263 due to lower outstanding debt, on average, for the three months ended March 31, 2024 compared to the prior year quarter. The Company’s outstanding debt balance was $78,085 as of March 31, 2024, compared to $80,096 as of March 31, 2023.

Other income - net for the three months ended March 31, 2024 was $253 compared to other expense - net for the three months ended March 31, 2023 of $1,849, which was primarily due to the $2,033 loss on the sale of Chemtec during the prior year quarter.

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

Net income attributable to the Company for the three months ended March 31, 2024 was $4,436, or $0.40 per diluted share, compared to a net loss in the prior year quarter of $2,152, or $0.20 per diluted share. Net income for the three months ended March 31, 2024 was primarily driven by increased sales volumes, gross profit expansion and the gain on the sale of the Company’s former joint venture facility in Magnolia, Texas, partially offset by an increase in selling and administrative expenses.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended March 31,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$82,623	$64,384	$18,239		28.3%
Gross profit	$18,571	$14,284	$4,287		30.0
Gross profit margin	22.5%	22.2%	30	bps	1.3
Segment operating income	$6,778	$2,394	$4,384		183.1
Segment operating income margin	8.2%	3.7%	450	bps	120.6

The Rail segment sales for the three months ended March 31, 2024 increased by $18,239, or 28.3%, compared to the prior year quarter. The increase was due to higher organic sales of $18,940, or 29.4%, partially offset by a $701, or 1.1%, decrease from the divestiture of Ties. Rail Products sales increased $12,810 driven by strength in domestic markets served. Technology Services and Solutions sales increased by $7,227 due to strength in domestic rail safety markets served, as well as improvement in United Kingdom markets. Global Friction management sales declined $1,798 driven by the timing of orders which have increased from the 2023 fourth quarter by 29.6%.

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

Segment operating income increased $4,384 compared to the prior year, and operating income margins expanded 450 basis points to 8.2%. The increase was driven by improvement in gross profit levels as a result of increased sales volume and favorable business mix, particularly in the Technology Services and Solutions business unit.

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

Infrastructure Solutions

	Three Months Ended March 31,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$41,697	$51,104	$(9,407)		(18.4)%
Gross profit	$7,605	$9,023	$(1,418)		(15.7)
Gross profit margin	18.2%	17.7%	50	bps	3.3
Segment operating loss	$(1,388)	$(340)	$(1,048)		**
Segment operating loss margin	(3.3)%	(0.7)%	(260)	bps	**
** Results are not considered meaningful.

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

The Infrastructure segment gross profit for the three months ended March 31, 2024, decreased by $1,418, or 15.7%, due primarily to the divestiture of Chemtec which reduced gross profit by $888 and softness in margins in our Precast Concrete Products business. Gross profit margins of 18.2% increased by 50 basis points over the prior year, driven by the favorable impact of portfolio changes.

Segment operating loss for the first quarter of 2024 was $1,388 compared to an operating loss in the prior year of $340. The segment operating loss was due to lower gross profit levels, which was partially offset by a decrease in amortization expense and selling and administrative expenses.

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

Corporate

	Three Months Ended March 31,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
(Gain) on sale of former joint venture facility	$(3,477)	$—	$(3,477)	**
Public company costs	1,219	656	563	85.8%
Corporate executive management costs	1,407	366	1,041	**
Corporate management stock-based compensation	599	544	55	10.1%
Other	76	(37)	113	**
Unallocated corporate (income) expense - net	$(176)	$1,529	$(1,705)	(111.5)%
** Results are not considered meaningful

Unallocated corporate expense - net for the three months ended March 31, 2024 changed by $1,705 over the prior year quarter due to the $3,477 gain on the Magnolia Sale offset by increased personnel and professional services expenditures.
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

The changes in cash and cash equivalents for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(21,444)	$6,932
Net cash provided by investing activities	789	4,661
Net cash provided by (used in) financing activities	21,298	(12,022)
Effect of exchange rate changes on cash and cash equivalents	(55)	186
Net increase (decrease) in cash and cash equivalents	$588	$(243)

Cash Flow from Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $21,444, compared to cash provided by operating activities of $6,932 during the prior year quarter. For the three months ended March 31, 2024, net income and adjustments to reconcile net income from operating activities provided $5,414, compared to $3,352 in the prior year quarter. Working capital and other assets and liabilities were a use of $26,858 in the current period, compared to a source of $3,580 in the prior year quarter. The change in operating cash flow for the three months ended March 31, 2024 versus the three months ended March 31, 2023 was largely driven by accounts receivable, which was a use of $4,042 during the current quarter compared to the $26,239 provided in the prior year quarter. Order execution and collection timing can impact accounts receivables in any given quarter.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2024 and 2023 were $2,712 and $699, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives. During the three months ended March 31, 2024, the Company sold the facility and land of its former joint venture in Magnolia, Texas generating a cash inflow of $3,501. During the three months ended March 31, 2023 the Company received cash proceeds from the Chemtec divestiture totaling $5,344.

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

On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior amended revolving credit facility, on terms more favorable to the

Company and extends the maturity from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (the “Second Amendment”) which added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit facilities, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q/A.

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
Critical Accounting Estimates
The Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. As a result, actual results could differ from these estimates. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates as described in its Annual Report on Form 10-K/A for the year ended December 31, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. At the time of the filing of the Company’s Original Form 10-Q for the three months ended March 31, 2024 on May 7, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to that evaluation on October 7, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2024.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following unremediated material weakness in internal control over financial reporting as of March 31, 2024.

Subsequent to the filing of the Company’s Original Form 10-Q for the three months ended March 31, 2024, the Company concluded it did not design effective controls related to the accounting for, and disclosure of, non-recurring complex transactions as of March 31, 2024. This material weakness resulted in a material error in the Company’s previously issued Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024 included in the Original Form 10-Q leading to the restatement of these financial statements in this Amended Form 10-Q.

Management’s Remediation Efforts
In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, the Company will conduct more thorough and diligent accounting research and, when necessary, engage third-parties to assist with the accounting for, and disclosure of, non-recurring complex transactions.

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
Changes in Internal Control Over Financial Reporting
Other than the material weakness described above, there were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in “Part 1 - Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results.
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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 4, 2024	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)