Form 10-Q/A
period 2024-06-30
FOSTER L B CO
filed 2024-11-04
CIK 352825

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

EXPLANATORY NOTE

L.B. Foster Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Form 10-Q”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2024 (the “Original Form 10-Q”). This Amended Form 10-Q includes the restated Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2024.

Restatement Background

As disclosed in the Company’s Item 4.02 Current Report on Form 8-K filed with the SEC on October 8, 2024, subsequent to the filing of the Original Form 10-Q, the Company identified an error related to the classification of the $3,477 thousand gain on the sale of the former joint venture facility located in Magnolia, Texas, which sale was completed in the first quarter of 2024 (the “Magnolia Sale”) and reflected in the Company’s Unaudited Condensed Consolidated Statement of Operations for the six month period ended June 30, 2024 (the “Affected Period”). Upon completion of the Magnolia Sale, the Company recorded the $3,477 thousand gain in “Other (income) expense - net” in the Unaudited Condensed Consolidated Statement of Operations. The Company had concluded that such classification was appropriate, as the facility was built for the purpose of a direct financing lease from the Company to the joint venture and such facility was not utilized by the Company in its operating activities. However, in accordance with ASC 360-10-45-5, the $3,477 thousand gain on the Magnolia Sale should have been recorded as a component of “Operating income” and not “Other (income) expense - net.” As a result of this classification error in the first quarter of 2024, “Operating income” for the six month period ended June 30, 2024 was understated by $3,477 thousand and “Other (income) expense - net” was overstated by $3,477 thousand in the Company’s Unaudited Condensed Consolidated Statements of Operations for the Affected Period included within the Original Form 10-Q.

Accordingly, on October 7, 2024 (the “Determination Date”), the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), based on the recommendation of the Company’s management, concluded that the classification of the Magnolia Sale gain described in the preceding paragraph was an error in the Company’s previously issued Unaudited Condensed Consolidated Statements of Operations for the Affected Period, as filed within the Original Form 10-Q, and that such statement should be restated to correct such error. Accordingly, the Audit Committee concluded as of the Determination Date that the previously issued Unaudited Condensed Consolidated Financial Statements for the Affected Period, as included in the Original Form 10-Q, should no longer be relied upon.

The Company’s management has also concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were not effective because of a material weakness in internal control over financial reporting due to the lack of an effectively designed control related to the accounting for, and disclosure of, non-recurring complex transactions. A discussion of the Company’s plans to remediate this material weakness is set forth in the revised Part I - Item 4. Controls and Procedures of this Amended Form 10-Q. Additionally, for the three and six months ended June 30, 2024, the Company identified other immaterial errors that have also been corrected with this filing.

The Company has included in this Amended Form 10-Q updated certifications executed by the Company’s principal executive officer and principal financial officer as of the date of this Amended Form 10-Q as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The updated certifications are included hereto as Exhibits 31.1, 31.2, and 32.0.

This classification error in the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2024 does not impact “Total net sales,” “Income before income taxes,” “Income tax expense,” “Net income,” “Basic earnings per common share,” “Diluted earnings per common share,” management incentive compensation or the Company’s credit facility covenants, or any disclosed non-GAAP metrics, including Adjusted EBITDA and organic sales.

The Company is filing this Amended Form 10-Q for the quarterly period ended June 30, 2024 to amend and restate the following items included in the Original Form 10-Q:

•Part I - Item 1. Condensed Consolidated Financial Statements (Unaudited);
•Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;
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

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,021	$2,560
Accounts receivable - net (Note 5)	75,889	53,484
Contract assets - net (Note 3)	20,562	29,489
Inventories - net (Note 6)	80,085	73,111
Other current assets	10,912	8,711
Total current assets	191,469	167,355
Property, plant, and equipment - net	75,608	75,579
Operating lease right-of-use assets - net	13,313	14,905
Other assets:
Goodwill (Note 4)	32,019	32,587
Other intangibles - net (Note 4)	17,078	19,010
Other assets	3,774	2,965
TOTAL ASSETS	$333,261	$312,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,920	$39,500
Deferred revenue (Note 3)	7,532	12,479
Accrued payroll and employee benefits	7,921	16,978
Current portion of accrued settlement (Note 13)	6,000	8,000
Current maturities of long-term debt (Note 7)	167	102
Other accrued liabilities	12,889	17,442
Total current liabilities	80,429	94,501
Long-term debt (Note 7)	87,006	55,171
Deferred tax liabilities (Note 9)	1,173	1,232
Long-term operating lease liabilities	10,497	11,865
Other long-term liabilities	6,504	6,797
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2024 and December 31, 2023, 11,115,779; shares outstanding at June 30, 2024 and December 31, 2023, 10,783,036 and 10,733,935, respectively	111	111
Paid-in capital	42,612	43,111
Retained earnings	131,916	124,633
Treasury stock - at cost, 332,743 and 381,844 common stock shares at June 30, 2024 and December 31, 2023, respectively	(6,405)	(6,494)
Accumulated other comprehensive loss	(21,156)	(19,250)
Total L.B. Foster Company stockholders’ equity	147,078	142,111
Noncontrolling interest	574	724
Total stockholders’ equity	147,652	142,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,261	$312,401

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(As Restated)
Sales of goods	$122,417	$132,167	$226,880	$230,705
Sales of services	18,379	15,867	38,236	32,817
Total net sales	140,796	148,034	265,116	263,522
Cost of goods sold	93,715	100,710	175,257	178,759
Cost of services sold	16,568	14,713	33,170	28,845
Total cost of sales	110,283	115,423	208,427	207,604
Gross profit	30,513	32,611	56,689	55,918
Selling and administrative expenses	24,818	24,522	47,688	45,939
(Gain) on sale of former joint venture facility	—	—	(3,477)	—
Amortization expense	1,123	1,375	2,340	2,740
Operating income	4,572	6,714	10,138	7,239
Interest expense - net	1,493	1,574	2,618	2,962
Other (income) expense - net	(84)	1,084	(337)	2,933
Income before income taxes	3,163	4,056	7,857	1,344
Income tax expense	346	563	635	22
Net income	2,817	3,493	7,222	1,322
Net loss attributable to noncontrolling interest	(30)	(38)	(61)	(57)
Net income attributable to L.B. Foster Company	$2,847	$3,531	$7,283	$1,379

Per share data attributable to L.B. Foster shareholders:
Basic earnings per common share	$0.26	$0.32	$0.68	$0.12
Diluted earnings per common share	$0.26	$0.32	$0.66	$0.12

Basic weighted average shares outstanding	10,793	10,807	10,777	10,800
Diluted weighted average shares outstanding	11,060	10,878	11,062	10,866

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

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,222	$1,322
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(61)	(1,710)
Depreciation	4,736	4,989
Amortization	2,340	2,740
Equity in loss (income) of nonconsolidated investments	6	(16)
Gain on sales and disposals of property, plant, and equipment	(4,412)	(366)
Stock-based compensation	2,347	1,829
Loss on asset divestitures	—	3,074
Change in operating assets and liabilities:
Accounts receivable	(22,532)	6,584
Contract assets	8,499	(3,033)
Inventories	(7,033)	(13,068)
Other current assets	(2,907)	(1,251)
Other noncurrent assets	1,666	(865)
Accounts payable	6,048	465
Deferred revenue	(4,917)	627
Accrued payroll and employee benefits	(9,009)	(1,885)
Accrued settlement	(2,000)	(2,000)
Other current liabilities	(4,210)	(941)
Other long-term liabilities	(2,181)	172
Net cash used in operating activities	(26,398)	(3,333)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	3,881	539
Capital expenditures on property, plant, and equipment	(4,766)	(1,495)
Proceeds from business dispositions	—	7,706
Acquisitions, net of cash acquired	—	966
Net cash (used in) provided by investing activities	(885)	7,716
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(100,617)	(95,251)
Proceeds from debt	132,572	92,331
Treasury stock acquisitions	(3,140)	(977)
Investment of noncontrolling interest	—	334
Net cash provided by (used in) financing activities	28,815	(3,563)
Effect of exchange rate changes on cash and cash equivalents	(71)	178
Net increase in cash and cash equivalents	1,461	998
Cash and cash equivalents at beginning of period	2,560	2,882
Cash and cash equivalents at end of period	$4,021	$3,880
Supplemental disclosure of cash flow information:
Interest paid	$2,380	$2,889
Income taxes paid (received)	$1,227	$(331)
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company identified an error related to the classification of the $3,477 gain on the sale of the former joint venture facility located in Magnolia, Texas, which sale was completed in the first quarter of 2024 (the “Magnolia Sale”) and reflected in the Company’s Unaudited Condensed Consolidated Statement of Operations for the six month period ended June 30, 2024 (the “Affected Period”). Upon completion of the Magnolia Sale, the Company recorded the $3,477 gain in “Other (income) expense - net” in the Unaudited Condensed Consolidated Statement of Operations. The Company had concluded that such classification was appropriate. However, in accordance with ASC 360-10-45-5, the $3,477 gain on the Magnolia Sale should have been recorded as a component of “Operating income” and not “Other (income) expense - net.” As a result of this classification error, “Operating income” was understated by $3,477 and “Other (income) expense - net” was overstated by $3,477 in the Company’s Unaudited Condensed Consolidated Statements of Operations for the six month period ended June 30, 2024.
The Company also made other immaterial error corrections to its Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 (together with the Magnolia Sale adjustment, the “Restatement Adjustments”) and for the three months ended June 30, 2024, as well as for the three and six months ended June 30, 2023. The impact of these adjustments are shown in the tables below. Note only line items that were impacted by the Restatement Adjustments and immaterial error corrections are included below.

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Cost of goods sold	$93,705	$10	$93,715
Total cost of sales	110,273	10	110,283
Gross profit	30,523	(10)	30,513
Selling and administrative expenses	24,896	(78)	24,818
Operating income	4,504	68	4,572
Other income - net	(152)	68	(84)

	Six Months Ended June 30, 2024
	As Previously Reported	Restatement Adjustments	As Restated
Cost of goods sold	$175,174	$83	$175,257
Total cost of sales	208,344	83	208,427
Gross profit	56,772	(83)	56,689
Selling and administrative expenses	47,645	43	47,688
(Gain) on sale of former joint venture facility	—	(3,477)	(3,477)
Operating income	6,787	3,351	10,138
Other income - net	(3,688)	3,351	(337)

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised
Cost of goods sold	$101,069	$(359)	$100,710
Total cost of sales	115,782	(359)	115,423
Gross profit	32,252	359	32,611
Selling and administrative expenses	24,528	(6)	24,522
Operating income	6,349	365	6,714
Other expense - net	719	365	1,084

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised
Cost of goods sold	$179,134	$(375)	$178,759
Total cost of sales	207,979	(375)	207,604
Gross profit	55,543	375	55,918
Selling and administrative expenses	45,951	(12)	45,939
Operating income	6,852	387	7,239
Other expense - net	2,546	387	2,933

The Restatement Adjustments to the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2024 and the immaterial error corrections made to the Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2024 and three and six months ended June 30, 2023 did not change “Income before income taxes,” “Income tax expense,” or “Net income.”

The Restatement Adjustments did not have an impact on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024. However, immaterial error corrections were made to the Consolidated Balance Sheet as of December 31, 2023 in the Company’s

Annual Report on Form 10-K/A as filed on November 1, 2024, as shown in the table below. Note only line items that were impacted by the immaterial error corrections are included below.

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

As a result of the immaterial error corrections to the Consolidated Balance Sheet as of December 31, 2023, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 was adjusted as follows. Note only line items that were impacted by the immaterial error corrections are included below.

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Inventories	$(6,648)	$(385)	$(7,033)
Other current assets	(2,657)	(250)	(2,907)
Other noncurrent assets	1,416	250	1,666
Accounts payable	5,243	805	6,048
Net cash used in operating activities	(26,818)	420	(26,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property, plant, and equipment	$(4,346)	$(420)	$(4,766)
Net cash used in investing activities	(465)	(420)	(885)

There was no impact on “Net cash used in financing activities” and no change in “Net increase in cash and cash equivalents” for the six months ended June 30, 2024.

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

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Net Sales	Segment Operating Income	Net Sales	Segment Operating Income
Rail, Technologies, and Services	$85,594	$5,501	$91,616	$6,971
Infrastructure Solutions	55,202	3,623	56,418	2,773
Total	$140,796	$9,124	$148,034	$9,744

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Net Sales	Segment Operating Income	Net Sales	Segment Operating Income
		(As Restated)
Rail, Technologies, and Services	$168,217	$12,279	$156,000	$9,365
Infrastructure Solutions	96,899	2,235	107,522	2,433
Total	$265,116	$14,514	$263,522	$11,798

Segment operating income, as shown above, includes allocated corporate operating expenses. Allocated corporate operating expenses include costs associated with central services such as quality, logistics, environmental health and safety, information technology, insurance, and human resources. Other corporate functional costs that are associated with the operating segments are also allocated to the segments such as finance, marketing, credit and collections, and treasury functions. Operating expenses related to corporate headquarter functions were allocated to each segment based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1 Significant Accounting Policies of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2023.

During the quarter, the Company sold an ancillary property within the Steel Products business unit for total proceeds of $1,300 generating an $815 gain on sale recorded in “Cost of goods sold” for the three months ended June 30, 2024 which has been included in the Infrastructure segment’s operating income.

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in other income and expense which are managed on a consolidated basis are not allocated to the operating segments. During the six months ended June 30, 2024, the Company sold a former joint venture facility located in Magnolia, Texas generating a $3,477 gain on sale recorded in “(Gain) on sale of former joint venture facility” which is included as a component of corporate operating income.

The following table demonstrates a reconciliation of reportable segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(As Restated)
Income from operations:
Total segment operating income	$9,124	$9,744	$14,514	$11,798
Gain on sale of former joint venture facility	—	—	3,477	—
Interest expense - net	(1,493)	(1,574)	(2,618)	(2,962)
Other income (expense) - net	84	(1,084)	337	(2,933)
Public company costs	(1,621)	(1,217)	(2,840)	(1,873)
Corporate executive management costs	(1,885)	(1,155)	(3,292)	(1,521)
Corporate management stock-based compensation	(880)	(604)	(1,479)	(1,148)
Other	(166)	(54)	(242)	(17)
Income before income taxes	$3,163	$4,056	$7,857	$1,344
Depreciation/Amortization:
Total segment depreciation/amortization	$3,018	$3,412	$6,151	$6,841
Corporate depreciation/amortization	467	447	925	888
Depreciation/amortization	$3,485	$3,859	$7,076	$7,729
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$1,480	$708	$4,049	$1,066
Corporate expenditures for long-lived assets	574	88	717	429
Expenditures for long-lived assets	$2,054	$796	$4,766	$1,495

The following table illustrates assets of the Company by reportable segment for the periods presented:

	June 30, 2024	December 31, 2023
Rail, Technologies, and Services	$174,486	$156,638
Infrastructure Solutions	129,769	130,247
Unallocated corporate assets	29,006	25,516
Total	$333,261	$312,401

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

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued bridge grid deck product line expect to complete any remaining customer obligations during 2024. For the three months ended June 30, 2024 and 2023, the discontinued product line had $1,157 and $1,975 in sales, respectively. For the six months ended June 30, 2024 and 2023, the discontinued product line had $1,967 and $3,466 in sales, respectively. During the six months ended June 30, 2024, the Company incurred an immaterial amount of exit costs, all of which were personnel expenses. The Company does not expect to incur additional material exit costs in the remainder of 2024. Cumulatively, the Company has incurred a total of $1,476 in exit costs for the Bridge Exit, which included $474 in inventory write-downs, $740 in personnel expenses, which were recorded in “Cost of goods sold,” and

$262 in other exit costs, which were recorded in “Selling and administrative expenses,” the majority of which were incurred in the last six months of 2023. The majority of cash payments were made in early 2024.

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

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended June 30,		Percentage of Total Net Sales Three Months Ended June 30,
	2024	2023	2024	2023
Over time input method	$14,096	$15,724	10.0%	10.6%
Over time output method	21,650	21,440	15.4	14.5
Total over time sales	$35,746	$37,164	25.4%	25.1%

	Six Months Ended June 30,		Percentage of Total Net Sales Six Months Ended June 30,
	2024	2023	2024	2023
Over time input method	$27,239	$31,935	10.3%	12.1%
Over time output method	37,631	37,755	14.2	14.3
Total over time sales	$64,870	$69,690	24.5%	26.4%

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

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	June 30, 2024	December 31, 2023
Finished goods	$51,360	$44,518
Work-in-process	2,896	4,675
Raw materials	25,830	23,918
Inventories - net	$80,085	$73,111
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
Revolving credit facility	$86,615	$55,060
Finance leases and financing agreements	558	213
Total	87,173	55,273
Less current maturities	(167)	(102)
Long-term portion	$87,006	$55,171

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
The forward-looking statements in this release are made as of the date of this release and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In this Quarterly Report on Form 10-Q/A, we have restated our previously issued Unaudited Condensed Consolidated Financial Statements as of June 30, 2024 and for the six month period ended June 30, 2024. Refer to the “Explanatory Note” preceding “Item 1. Financial Statements (unaudited)” for background on the restatement, the fiscal periods impacted, internal control over financial reporting considerations, and other information. As a result, we have also revised certain previously reported financial information as of June 30, 2024 and for the three- and six-month periods ended June 30, 2024 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, information within the “Results of Operations” section to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements (unaudited) - Notes to Unaudited Condensed Consolidated Financial Statements - Note 1. Basis of Presentation” for additional information related to the restatement.
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

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued product line expect to complete any remaining customer obligations during 2025. For the three months ended June 30, 2024 and 2023, the discontinued product line had $1,157 and $1,975 in sales, respectively, and for the six months ended June 30, 2024 and 2023, the discontinued product line had $1,967 and $3,466 in sales, respectively.

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

Results of Operations
Second Quarter 2024 Compared to Second Quarter 2023

	Three Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Net sales	$140,796	$148,034	$(7,238)
Gross profit	30,513	32,611	(2,098)
Gross profit margin	21.7%	22.0%	(30) bps
Expenses:
Selling and administrative expenses	$24,818	$24,522	$296
Selling and administrative expenses as a percent of sales	17.6%	16.6%	100 bps
Amortization expense	1,123	1,375	(252)
Operating income	$4,572	$6,714	$(2,142)
Operating income margin	3.2%	4.5%	(130) bps
Interest expense - net	$1,493	$1,574	$(81)
Other (income) expense - net	(84)	1,084	(1,168)
Income before income taxes	$3,163	$4,056	$(893)
Income tax expense	346	563	(217)
Net income	$2,817	$3,493	$(676)
Net loss attributable to noncontrolling interest	(30)	(38)	8
Net income attributable to L.B. Foster Company	$2,847	$3,531	$(684)
Diluted earnings per common share	$0.26	$0.32	$(0.06)

Results Summary
Net sales for the three months ended June 30, 2024, decreased by $7,238, or 4.9%, over the prior year quarter. The decrease in sales is due to a decrease in organic sales of $5,007, or 3.4%, and the Ties divestiture and the Bridge Exit which reduced sales by $2,231, or 1.5%. The decline in organic sales was primarily in the Rail segment.

Gross profit for the three months ended June 30, 2024 decreased by $2,098, or 6.4%, from the prior year quarter and gross profit margins decreased by 30 basis points. The decline in gross profit was driven primarily by volumes and softer market prices in the domestic Rail Distribution business within Rail Products. Margins within the Infrastructure segment improved year over year due to our portfolio transformation activities and a $815 gain on the sale of ancillary property within the Steel Products business unit.

Selling and administrative expenses for the three months ended June 30, 2024 increased by $296, or 1.2%, over the prior year quarter. The increase was primarily attributed to $751 in corporate legal expense associated with an ongoing legal matter and $473 in professional services expenditures. Selling and administrative expenses as a percent of net sales increased to 17.6% from 16.6% in the prior year quarter.

Net interest expense decreased $81 for the three months ended June 30, 2024 compared to the prior year quarter. The Company’s outstanding debt balance was $87,173 as of June 30, 2024, compared to $89,505 as of June 30, 2023.

Other income - net for the three months ended June 30, 2024 was $84 compared to other expense - net for the three months ended June 30, 2023 was $1,084 which was primarily due to the $1,041 loss on the sale of Ties during the prior year quarter.

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

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$85,594	$91,616	$(6,022)		(6.6)%
Gross profit	$17,875	$20,191	$(2,316)		(11.5)
Gross profit margin	20.9%	22.0%	(110)	bps	(5.2)
Segment operating income	$5,501	$6,971	$(1,470)		(21.1)
Segment operating income margin	6.4%	7.6%	(120)	bps	(15.5)
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

The Rail segment gross profit decreased by $2,316, or 11.5%, compared to the prior year quarter, and gross profit margins decreased 110 basis points to 20.9%. The decline in gross profit was driven by Rail Products which decreased by $3,637 from the prior year quarter due to lower volumes and softer market prices in the current quarter and due to gains on the sale of fixed assets of $344 recorded in the prior year quarter. This was partially offset by the Technology Services and Solutions business unit where gross profit improved by $831 from the prior year quarter due to higher volumes and improved mix. Improved mix in the Global Friction Management business resulted in a increase in gross profit of $490 from the prior year quarter.

Segment operating income decreased $1,470 compared to the prior year quarter, and operating income margins decreased 120 basis points to 6.4%. The decrease was driven primarily by lower gross profit, partially offset by a $820 improvement in selling and administrative expense compared to the prior year quarter.

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

Infrastructure Solutions

	Three Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$55,202	$56,418	$(1,216)		(2.2)%
Gross profit	$12,638	$12,420	$218		1.8
Gross profit margin	22.9%	22.0%	90	bps	4.0
Segment operating income	$3,623	$2,773	$850		30.7
Segment operating income margin	6.6%	4.9%	170	bps	34.6
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

The Infrastructure segment gross profit for the three months ended June 30, 2024, increased by $218, or 1.8%, and gross profit margins increased 90 basis points driven by Steel Products, which included a $815 gain associated with the sale of ancillary property in the Steel Products business. The increase in gross profit margin was partially offset by lower margins in the Precast Concrete Products business.

Segment operating income for the second quarter of 2024 increased by $850 compared to the prior year quarter due primarily to higher gross profit, as well as a $407 improvement in selling and administrative expense.

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

Corporate

	Three Months Ended June 30,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Public company costs	$1,621	$1,217	$404	33.2%
Corporate executive management costs	1,885	1,155	730	63.2
Corporate management stock-based compensation	880	604	276	45.7
Other	166	54	112	207.4
Unallocated corporate expense - net	$4,552	$3,030	$1,522	50.2%
**Results of this calculation not considered meaningful

Unallocated corporate expense - net increased in 2024 compared with 2023 primarily due to an increase of $751 in corporate legal costs associated with an ongoing legal matter, $473 in professional services expenditures, and to a lesser extent stock-based compensation and insurance expenditures.
Results of Operations
First Six Months 2024 Compared to First Six Months 2023

	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Net sales	$265,116	$263,522	$1,594
Gross profit	56,689	55,918	771
Gross profit margin	21.4%	21.2%	20 bps
Expenses:
Selling and administrative expenses	$47,688	$45,939	$1,749
Selling and administrative expenses as a percent of sales	18.0%	17.4%	60 bps
(Gain) on sale of former joint venture facility	(3,477)	—	(3,477)
Amortization expense	2,340	2,740	(400)
Operating income	$10,138	$7,239	$2,899
Operating income margin	3.8%	2.7%	110 bps
Interest expense - net	$2,618	$2,962	$(344)
Other (income) expense - net	(337)	2,933	(3,270)
Income before income taxes	$7,857	$1,344	$6,513
Income tax expense	635	22	613
Net income	$7,222	$1,322	$5,900
Net loss attributable to noncontrolling interest	(61)	(57)	(4)
Net income attributable to L.B. Foster Company	$7,283	$1,379	$5,904
Diluted earnings per common share	$0.66	$0.12	$0.54

Results Summary
Net sales for the six months ended June 30, 2024 increased by $1,594, or 0.6%, over the prior year period. The change in sales is due to organic sales growth of $14,465 or 5.5%, partially offset by a decrease due to divestitures and the Bridge Exit of $12,871, or 4.9%. Organic sales growth was driven by the Rail, Technologies, and Services segment.

Gross profit for the six months ended June 30, 2024 increased by $771, or 1.4%, over the prior year period and gross profit margins increased 20 basis points. The improvement in gross profit is due to the business portfolio changes in line with the Company's strategic transformation along with higher sales volume and a $815 gain on the sale of ancillary property within the Steel Products business unit.

Selling and administrative expenses for the six months ended June 30, 2024 increased by $1,749, or 3.8%, from the prior year period, due primarily to increased corporate legal costs and $783 professional services expenditures. Selling and administrative expenses as a percent of net sales increased to 18.0% from 17.4% in the prior year period, a 60 basis point increase.

The $3,477 gain on sale of the former joint venture facility for the six months ended June 30, 2024 was attributed to the Company’s facility and land in Magnolia, Texas.

Other income - net for the six months ended June 30, 2024 was $337 while other expense - net was $2,933 in the prior year period which was due primarily to the $3,074 loss on the divestitures of Ties and Chemtec.

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

Net income attributable to the Company for the six months ended June 30, 2024 was favorable by $5,904, or $0.54 per diluted share, over the prior year period. The increase in net income was primarily driven by the $3,477 gain on the sale of the Company’s joint venture facility recorded in the six months ended June 30, 2024 compared to other expense - net of $2,933 recorded in the six months ended June 30, 2023.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Six Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$168,217	$156,000	$12,217		7.8%
Gross profit	$36,446	$34,475	$1,971		5.7
Gross profit margin	21.7%	22.1%	(40)	bps	(2.0)
Segment operating income	$12,279	$9,365	$2,914		31.1
Segment operating income margin	7.3%	6.0%	130	bps	21.6

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

The Rail segment gross profit increased by $1,971, or 5.7%, compared to the prior year period, and gross profit margins decreased 40 basis points. Technology Services and Solutions business unit gross profit improved by $4,917 due to higher volume and improved mix. Unfavorable mix and price pressure in Rail Products resulted in gross profit decreasing by $2,306. Lower volumes in the Global Friction Management business resulted in a decline in gross profit of $640.

Segment operating income increased by $2,914, or 31.1%, compared to the prior year period, and operating income margins expanded 130 basis points. The increase was driven by improvement in gross profit levels as a result of increased sales volume, as well as a $981 improvement in selling and administrative expense.

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

Infrastructure Solutions

	Six Months Ended June 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$96,899	$107,522	$(10,623)		(9.9)%
Gross profit	$20,243	$21,443	$(1,200)		(5.6)
Gross profit margin	20.9%	19.9%	100	bps	4.8
Segment operating income	$2,235	$2,433	$(198)		(8.1)
Segment operating income margin	2.3%	2.3%	—	bps	—

The Infrastructure segment sales for the six months ended June 30, 2024 decreased by $10,623, or 9.9%, compared to the prior year period. The decrease in sales for the six months ended June 30, 2024 was attributable to the divestiture of Chemtec and the Bridge Exit, which decreased sales by $9,258 and $1,499, respectively. Organic sales decreased by $134, or 0.1%.

The Infrastructure segment gross profit for the six months ended June 30, 2024, decreased by $1,200, or 5.6%, due to the divestiture of Chemtec which reduced gross profit by $861 and lower sales volumes in our Precast Concrete Products business unit. Margins improved year over year due to an $815 gain on the sale of ancillary property within the Steel Products business unit. Gross profit margins increased by 100 basis points over the prior year period.

Segment operating income for the six months ended June 30, 2024 decreased by $198 from the prior year period. The decline in segment operating income was due to lower gross profit which was partially offset by a $565 decrease in selling and administrative costs and a $438 decrease in amortization expense.

For the six months ended June 30, 2024, the Infrastructure segment had new orders of $102,641 a decrease of $30,909, or 23.1%, compared to the prior year period. The decrease is due to an $7,842 impact associated with the divestiture of Chemtec and the Bridge Exit as well as decreases in both the Precast Concrete Products and Steel Products business units.

Corporate

	Six Months Ended June 30,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
(Gain) on sale of former joint venture facility	$(3,477)	$—	$(3,477)	**
Public company costs	2,840	1,873	967	51.6%
Corporate executive management costs	3,292	1,521	1,771	116.4
Corporate management stock-based compensation	1,479	1,148	331	28.8
Other	242	17	225	**
Unallocated corporate expense - net	$4,376	$4,559	$(183)	(4.0)%
**Results of this calculation not considered meaningful

Unallocated corporate expense - net for the six months ended June 30, 2024 decreased from the prior year period primarily due to the $3,477 gain on the Magnolia Sale offset by an increase of $751 in corporate legal costs associated with an ongoing legal matter, $783 in professional services expenditures, and to a lesser extent stock-based compensation and insurance expenditures.
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

The changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(26,398)	$(3,333)
Net cash (used in) provided by investing activities	(885)	7,716
Net cash provided by (used in) financing activities	28,815	(3,563)
Effect of exchange rate changes on cash and cash equivalents	(71)	178
Net increase in cash and cash equivalents	$1,461	$998

Cash Flow from Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $26,398, compared to cash used in operating activities of $3,333 during the prior year. For the six months ended June 30, 2024, net income and adjustments to reconcile net income from operating activities provided $12,178, compared to $11,862 in the prior year. Working capital and other assets and liabilities were a use of $38,576 in the current period, compared to a use of $15,195 in the prior year. The change in operating cash flow for the six months ended June 30, 2024 versus the six months ended June 30, 2023 was largely driven by accounts receivable, which was a use of $22,532 during the six months ended June 30, 2024 compared to the $6,584 provided in the six months ended June 30, 2023. Order execution and collection timing can impact accounts receivables in any given quarter.

Cash Flow from Investing Activities

Capital expenditures for the six months ended June 30, 2024 and 2023 were $4,766 and $1,495, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives. During the six months ended June 30, 2024, the Company divested the facility and land of its former joint venture in Magnolia, Texas and fixed assets associated with the Bridge Exit generating a cash inflow of $3,881. During the six months ended June 30, 2023 the Company received cash proceeds from the Chemtec and Ties divestitures totaling $7,706.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. At the time of the filing of the Company’s Original Form 10-Q for the three and six months ended June 30, 2024 on August 6, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to that evaluation, on October 7, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2024.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following unremediated material weakness in internal control over financial reporting as of June 30, 2024.

Subsequent to the filing of the Company’s Original Form 10-Q for the quarterly period ended June 30, 2024, the Company concluded it did not design effective controls related to the accounting for, and disclosure of, non-recurring complex transactions as of June 30, 2024. This material weakness resulted in a material error in the Company’s previously issued Unaudited Condensed Consolidated Financial Statements as of and for the six months ended June 30,2024 included in the Original Form 10-Q leading to the restatement of these financial statements in this Amended Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Other than the material weakness described above, there were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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