Form 10-Q
period 2024-09-30
FOSTER L B CO
filed 2024-11-07
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2024
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

As of October 31, 2024, there were 10,830,095 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,135	$2,560
Accounts receivable - net (Note 5)	66,718	53,484
Contract assets - net (Note 3)	20,186	29,489
Inventories - net (Note 6)	73,877	73,111
Other current assets	9,538	8,711
Total current assets	173,454	167,355
Property, plant, and equipment - net	75,732	75,579
Operating lease right-of-use assets - net	12,604	14,905
Other assets:
Goodwill (Note 4)	32,880	32,587
Other intangibles - net (Note 4)	16,020	19,010
Deferred tax assets (Note 9)	30,045	—
Other assets	3,809	2,965
TOTAL ASSETS	$344,544	$312,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,008	$39,500
Deferred revenue (Note 3)	9,720	12,479
Accrued payroll and employee benefits	11,243	16,978
Current portion of accrued settlement (Note 13)	4,000	8,000
Current maturities of long-term debt (Note 7)	167	102
Other accrued liabilities	11,251	17,442
Total current liabilities	76,389	94,501
Long-term debt (Note 7)	68,377	55,171
Deferred tax liabilities (Note 9)	1,134	1,232
Long-term operating lease liabilities	9,923	11,865
Other long-term liabilities	6,285	6,797
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2024 and December 31, 2023, 11,115,779; shares outstanding at September 30, 2024 and December 31, 2023, 10,657,554 and 10,733,935, respectively	111	111
Paid-in capital	43,385	43,111
Retained earnings	167,821	124,633
Treasury stock - at cost, 458,225 and 381,844 common stock shares at September 30, 2024 and December 31, 2023, respectively	(8,994)	(6,494)
Accumulated other comprehensive loss	(20,472)	(19,250)
Total L.B. Foster Company stockholders’ equity	181,851	142,111
Noncontrolling interest	585	724
Total stockholders’ equity	182,436	142,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,544	$312,401

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales of goods	$119,322	$131,065	$346,202	$361,770
Sales of services	18,144	14,280	56,380	47,097
Total net sales	137,466	145,345	402,582	408,867
Cost of goods sold	89,286	103,868	264,543	282,627
Cost of services sold	15,422	14,060	48,592	42,905
Total cost of sales	104,708	117,928	313,135	325,532
Gross profit	32,758	27,417	89,447	83,335
Selling and administrative expenses	24,289	24,421	71,977	70,360
(Gain) on sale of former joint venture facility	—	—	(3,477)	—
Amortization expense	1,146	1,379	3,486	4,119
Operating income	7,323	1,617	17,461	8,856
Interest expense - net	1,358	1,442	3,976	4,404
Other (income) expense - net	(188)	(151)	(525)	2,782
Income before income taxes	6,153	326	14,010	1,670
Income tax benefit	(29,745)	(121)	(29,110)	(99)
Net income	35,898	447	43,120	1,769
Net loss attributable to noncontrolling interest	(7)	(68)	(68)	(125)
Net income attributable to L.B. Foster Company	$35,905	$515	$43,188	$1,894

Per share data attributable to L.B. Foster shareholders:
Basic earnings per common share	$3.35	$0.05	$4.01	$0.18
Diluted earnings per common share	$3.27	$0.05	$3.91	$0.17

Basic weighted average shares outstanding	10,718	10,813	10,757	10,804
Diluted weighted average shares outstanding	10,992	10,973	11,059	10,895

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$35,898	$447	$43,120	$1,769
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,376	(1,651)	(590)	852
Unrealized (loss) gain on cash flow hedges, net of tax expense of $0	(698)	1	(778)	79
Reclassification of pension liability adjustments to earnings, net of tax expense of $5, $1, $12, and $5, respectively*	24	42	75	123
Total comprehensive income (loss)	36,600	(1,161)	41,827	2,823
Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(7)	(68)	(68)	(125)
Foreign currency translation adjustment	18	(21)	(71)	12
Amounts attributable to noncontrolling interest	11	(89)	(139)	(113)
Comprehensive income (loss) attributable to L.B. Foster Company	$36,589	$(1,072)	$41,966	$2,936

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,120	$1,769
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	(30,122)	(1,958)
Depreciation	7,076	7,449
Amortization	3,486	4,119
Equity in loss of nonconsolidated investments	6	6
Gain on sales and disposals of property, plant, and equipment	(4,437)	(366)
Stock-based compensation	3,135	2,757
Loss on asset divestitures	—	3,074
Change in operating assets and liabilities:
Accounts receivable	(12,976)	15,927
Contract assets	9,910	(261)
Inventories	(465)	(16,047)
Other current assets	(2,020)	1,108
Other noncurrent assets	2,517	(762)
Accounts payable	603	1,201
Deferred revenue	(2,861)	782
Accrued payroll and employee benefits	(5,747)	1,809
Accrued settlement	(4,000)	(4,000)
Other current liabilities	(5,848)	(1,044)
Other long-term liabilities	(3,030)	(253)
Net cash (used in) provided by operating activities	(1,653)	15,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	3,881	539
Capital expenditures on property, plant, and equipment	(7,834)	(2,784)
Proceeds from business dispositions	—	7,706
Acquisitions, net of cash acquired	—	337
Net cash (used in) provided by investing activities	(3,953)	5,798
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(166,005)	(150,115)
Proceeds from debt	178,167	129,853
Treasury stock acquisitions	(5,742)	(1,193)
Investment of noncontrolling interest	—	334
Net cash provided by (used in) financing activities	6,420	(21,121)
Effect of exchange rate changes on cash and cash equivalents	(239)	100
Net increase in cash and cash equivalents	575	87
Cash and cash equivalents at beginning of period	2,560	2,882
Cash and cash equivalents at end of period	$3,135	$2,969
Supplemental disclosure of cash flow information:
Interest paid	$3,632	$4,351
Income taxes paid (received)	$1,596	$(271)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2024	$111	$42,612	$131,916	$(6,405)	$(21,156)	$574	$147,652
Net income (loss)	—	—	35,905	—	—	(7)	35,898
Other comprehensive income (loss), net of tax:
Pension liability adjustment	—	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	—	1,358	18	1,376
Unrealized derivative loss on cash flow hedges	—	—	—	—	(698)	—	(698)
Purchase of 126,688 common shares for treasury	—	—	—	(2,623)	—	—	(2,623)
Issuance of 1,206 common shares, net of shares withheld for taxes	—	(15)	—	34	—	—	19
Stock-based compensation	—	788	—	—	—	—	788
Balance, September 30, 2024	$111	$43,385	$167,821	$(8,994)	$(20,472)	$585	$182,436

	Three Months Ended September 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2023	$111	$40,919	$124,548	$(4,846)	$(18,536)	$396	$142,592
Net income (loss)	—	—	515	—	—	(68)	447
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	42	—	42
Foreign currency translation adjustment	—	—	—	—	(1,630)	(21)	(1,651)
Unrealized derivative loss on cash flow hedges	—	—	—	—	1	—	1
Purchase of 12,102 common shares for treasury	—	—	—	(216)	—	—	(216)
Issuance of 0 common shares, net of shares withheld for taxes	—	(15)	—	—	—	—	(15)
Stock-based compensation	—	928	—	—	—	—	928
Balance, September 30, 2023	$111	$41,832	$125,063	$(5,062)	$(20,123)	$307	$142,128

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
Net income (loss)	—	—	43,188	—	—	(68)	43,120
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	75	—	75
Foreign currency translation adjustment	—	—	—	—	(519)	(71)	(590)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(778)	—	(778)
Purchase of 196,768 common shares for treasury	—	—	—	(4,330)	—	—	(4,330)
Issuance of 120,387 common shares, net of shares withheld for taxes	—	(3,235)	—	1,830	—	—	(1,405)
Stock-based compensation	—	3,135	—	—	—	—	3,135
Investment of noncontrolling interest	—	374	—	—	—	—	374
Balance, September 30, 2024	$111	$43,385	$167,821	$(8,994)	$(20,472)	$585	$182,436

	Nine Months Ended September 30, 2023
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
Net income (loss)	—	—	1,894	—	—	(125)	1,769
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	123	—	123
Foreign currency translation adjustment	—	—	—	—	840	12	852
Unrealized derivative gain on cash flow hedges	—	—	—	—	79	—	79
Purchase of 63,343 common shares for treasury	—	—	—	(878)	—	—	(878)
Issuance of 91,316 common shares, net of shares withheld for taxes	—	(2,228)	—	2,056	—	—	(172)
Stock-based compensation	—	2,757	—	—	—	—	2,757
Balance, September 30, 2023	$111	$41,832	$125,063	$(5,062)	$(20,123)	$307	$142,128
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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
Correction of Immaterial Errors in Previously Issued Condensed Consolidated Financial Statements
As previously announced in the Company’s Annual Report on Form 10-K/A filed with the SEC on November 1, 2024, the Company identified an immaterial error related to the classification of $1,068 of costs associated with exit of the bridge grid deck product line (the “Bridge Exit”) that were erroneously excluded from the Company’s “Operating income,” as reported in the Company’s Condensed Consolidated Statement of Operations. The Company has corrected this immaterial error and other immaterial errors for the three and nine months ended September 30, 2023. The impact of these adjustments are shown in the tables below. Note only line items that were impacted by the immaterial error corrections detailed above are included below.

	Three Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
Cost of goods sold	$103,061	$807	$103,868
Total cost of sales	117,121	807	117,928
Gross profit	28,224	(807)	27,417
Selling and administrative expenses	24,160	261	24,421
Operating income	2,685	(1,068)	1,617
Other expense (income) - net	917	(1,068)	(151)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
Cost of goods sold	$282,195	$432	$282,627
Total cost of sales	325,100	432	325,532
Gross profit	83,767	(432)	83,335
Selling and administrative expenses	70,111	249	70,360
Operating income	9,537	(681)	8,856
Other expense - net	3,463	(681)	2,782

The correction of immaterial errors to the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023 did not change “Income before income taxes,” “Income tax benefit,” or “Net income.” Where appropriate, the financial disclosures in the footnotes to the Unaudited Condensed Consolidated Financial Statements impacted by the correction of these immaterial errors have been updated.
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

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Net Sales	Segment Operating Income	Net Sales	Segment Operating Income
Rail, Technologies, and Services	$79,498	$4,933	$86,866	$3,866
Infrastructure Solutions	57,968	5,110	58,479	799
Total	$137,466	$10,043	$145,345	$4,665

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Net Sales	Segment Operating Income	Net Sales	Segment Operating Income
Rail, Technologies, and Services	$247,715	$17,212	$242,866	$13,231
Infrastructure Solutions	154,867	7,345	166,001	3,232
Total	$402,582	$24,557	$408,867	$16,463

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

During the nine months ended September 30, 2024, the Company sold an ancillary property within the Steel Products business unit for total proceeds of $1,300 generating an $815 gain on sale recorded in “Cost of goods sold” for the nine months ended September 30, 2024 which has been included in the Infrastructure segment’s operating income.

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in other income and expense which are managed on a consolidated basis are not allocated to the operating segments. During the nine months ended September 30, 2024, the Company sold a former joint venture facility located in Magnolia, Texas generating a $3,477 gain on sale recorded in “(Gain) on sale of former joint venture facility ” which is included as a component of corporate operating income.

The following table demonstrates a reconciliation of reportable segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations:
Total segment operating income	$10,043	$4,665	$24,557	$16,463
Gain on sale of former joint venture facility	—	—	3,477	—
Interest expense - net	(1,358)	(1,442)	(3,976)	(4,404)
Other income (expense) - net	188	151	525	(2,782)
Public company costs	(1,327)	(1,371)	(4,167)	(3,244)
Corporate executive management costs	(839)	(760)	(4,131)	(2,281)
Corporate management stock-based compensation	(339)	(587)	(1,818)	(1,735)
Other	(215)	(330)	(457)	(347)
Income before income taxes	$6,153	$326	$14,010	$1,670
Depreciation/Amortization:
Total segment depreciation/amortization	$3,019	$3,373	$9,172	$10,214
Corporate depreciation/amortization	467	466	1,390	1,354
Depreciation/amortization	$3,486	$3,839	$10,562	$11,568
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$2,816	$879	$6,865	$1,945
Corporate expenditures for long-lived assets	251	410	969	839
Expenditures for long-lived assets	$3,067	$1,289	$7,834	$2,784

The following table illustrates assets of the Company by reportable segment for the periods presented:

	September 30, 2024	December 31, 2023
Rail, Technologies, and Services	$157,097	$156,638
Infrastructure Solutions	130,052	130,247
Unallocated corporate assets	57,395	25,516
Total	$344,544	$312,401

On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec Energy Services LLC (“Chemtec”) business for $5,344 in proceeds generating a $2,065 loss on sale, recorded in “Other (income) expense - net” for the nine months ended September 30, 2023. The Chemtec business was reported in the Steel Products business unit in the Infrastructure segment.

On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds, generating a $1,009 loss on the sale, which was recorded in “Other (income) expense - net” for the nine months ended September 30, 2023. The Ties business was reported in the Rail Products business unit within the Rail segment.

On August 30, 2023, the Company announced the Bridge Exit which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued bridge grid deck product line expect to complete any remaining customer obligations during 2025. The discontinued product line had sales of $921 and $283 for the three months ended September 30, 2024 and 2023, respectively, and $2,888 and $3,749 for the nine months ended September 30, 2024 and 2023, respectively. During the three and nine months ended September 30, 2024, the Company incurred an immaterial amount of exit costs, all of which were personnel expenses. The Company does not expect to incur additional material exit costs in the remainder of 2024. Cumulatively, the Company has incurred a total of $1,476 in exit costs for the Bridge Exit, which included $474 in inventory write-downs and $740 in personnel expenses, both of which were recorded in “Cost of goods sold,” as well as $262 in other exit costs, which were recorded in “Selling and administrative expenses.” The majority of such expenses were incurred in the last six months of 2023 and paid in early 2024.

On November 17, 2023, the Company acquired the operating assets of Caldwell, Idaho based Cougar Mountain Precast, LLC (“Cougar”), a licensed manufacturer and seller of Redi-Rock® products for $1,644, subject to hold back amount equal to $160 to be paid twelve months following the closing or utilized to satisfy post-close working capital adjustments or indemnity claims. Cougar has been included in the Precast Concrete Products business unit within the Infrastructure segment.

Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rail Products	$47,442	$60,137	$156,803	$164,612
Global Friction Management	19,548	16,125	51,008	49,624
Technology Services and Solutions	12,508	10,604	39,904	28,630
Rail, Technologies, and Services	79,498	86,866	247,715	242,866
Precast Concrete Products	42,688	38,642	97,730	96,795
Steel Products	15,280	19,837	57,137	69,206
Infrastructure Solutions	57,968	58,479	154,867	166,001
Total net sales	$137,466	$145,345	$402,582	$408,867

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended September 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$62,717	$33,462	$96,179
Over time	16,781	24,506	41,287
Total net sales	$79,498	$57,968	$137,466

	Three Months Ended September 30, 2023
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$72,246	$38,534	$110,780
Over time	14,620	19,945	34,565
Total net sales	$86,866	$58,479	$145,345

	Nine Months Ended September 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$198,179	$98,246	$296,425
Over time	49,536	56,621	106,157
Total net sales	$247,715	$154,867	$402,582

	Nine Months Ended September 30, 2023
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$202,003	$102,609	$304,612
Over time	40,863	63,392	104,255
Total net sales	$242,866	$166,001	$408,867

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

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. As a result of management’s reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. During the nine months ended September 30, 2024, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were $1,477; there were no such changes in actual or expected values during the three months ended September 30, 2024. Such adjustments were $3,996 and $5,424 during the three and nine months ended September 30, 2023, respectively, including $1,977 related to the Bridge Exit in both the three and nine month periods last year. The Company’s estimates related to these long-term agreements are further described in Note 4 Revenue of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2023.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended September 30,		Percentage of Total Net Sales Three Months Ended September 30,
	2024	2023	2024	2023
Over time input method	$15,020	$12,642	10.9%	8.7%
Over time output method	26,267	21,923	19.1	15.1
Total over time sales	$41,287	$34,565	30.0%	23.8%

	Nine Months Ended September 30,		Percentage of Total Net Sales Nine Months Ended September 30,
	2024	2023	2024	2023
Over time input method	$42,259	$44,577	10.5%	10.9%
Over time output method	63,898	59,678	15.9	14.6
Total over time sales	$106,157	$104,255	26.4%	25.5%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2023	$29,489
Net additions to contract assets	9,898
Transfers from contract asset balance to accounts receivable	(19,201)
Balance as of September 30, 2024	$20,186

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2023	$2,189
Revenue recognized from contract liabilities	(1,285)
Increase in billings in excess of cost, excluding revenue recognized	1,744
Other adjustments	(317)
Balance as of September 30, 2024	$2,331

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

As of September 30, 2024, the Company had approximately $209,005 of remaining performance obligations, which are also referred to as backlog. Approximately 12.5% of the September 30, 2024 backlog was related to projects that are anticipated to extend beyond September 30, 2025.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2023	$20,466	$12,121	$32,587
Cougar purchase accounting adjustment	—	(445)	(445)
Foreign currency translation impact	738	—	738
Balance as of September 30, 2024	$21,204	$11,676	$32,880

On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC, for which all purchase accounting adjustments were finalized as of March 31, 2024. Purchase accounting finalization during the first quarter of 2024 included adjustments to record $429 of gross intangible assets for customer relationships with a weighted average amortization period of 5 years.

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of current economic conditions, including but not limited to labor markets, supply chains, and other inflationary costs. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of September 30, 2024. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	September 30, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$328	$(206)	$122
Customer relationships	15	28,672	(19,886)	8,786
Trademarks and trade names	14	8,045	(5,117)	2,928
Technology	9	32,786	(28,811)	3,975
Favorable lease	6	327	(118)	209
		$70,158	$(54,138)	$16,020

	December 31, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$335	$(199)	$136
Customer relationships	16	27,712	(17,236)	10,476
Trademarks and trade names	16	7,989	(4,593)	3,396
Technology	9	32,658	(27,906)	4,752
Favorable lease	6	327	(77)	250
		$69,021	$(50,011)	$19,010

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, and were an expense of $0 and $732 for the three months ended September 30, 2024 and 2023, respectively, and an expense of $529 and $1,174 for the nine months ended September 30, 2024 and 2023, respectively. The changes in reserves for uncollectible accounts are net of recoveries of previous write-offs of $263 for the three and nine months ended September 30, 2024.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2023	$809
Additions to the current period provision	792
Write-off against allowance	(36)
Recoveries of previous write-offs	(263)
Balance as of September 30, 2024	$1,302

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	September 30, 2024	December 31, 2023
Finished goods	$45,582	$44,518
Work-in-process	2,952	4,675
Raw materials	25,343	23,918
Inventories - net	$73,877	$73,111
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
Revolving credit facility	$68,029	$55,060
Finance leases and financing agreements	515	213
Total	68,544	55,273
Less current maturities	(167)	(102)
Long-term portion	$68,377	$55,171

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

Borrowings under the Credit Agreement, as amended, will bear interest at rates based upon either the base rate or SOFR rate plus applicable margins. The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness (as defined in the Credit Agreement) divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period (as defined in the Credit Agreement), and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges (as defined in the Credit Agreement), which must be more than 1.05 to 1.00. As of September 30, 2024, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $2,264.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$35,905	$515	$43,188	$1,894
Denominator:
Weighted average shares outstanding	10,718	10,813	10,757	10,804
Denominator for basic earnings per common share	10,718	10,813	10,757	10,804
Effect of dilutive securities:
Stock compensation plans	274	160	302	91
Dilutive potential common shares	274	160	302	91
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,992	10,973	11,059	10,895
Basic earnings per common share	$3.35	$0.05	$4.01	$0.18
Diluted earnings per common share	$3.27	$0.05	$3.91	$0.17
Note 9. Income Taxes
For the three months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $29,745 and $121, respectively, on pre-tax income of $6,153 and $326, respectively, for an effective income tax rate of (483.4%) and (37.1%), respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $29,110 and $99, respectively, on pre-tax income of $14,010 and $1,670, respectively, for an effective income tax rate of (207.8%) and (5.9%), respectively.

The Company’s effective income tax rate for the three and nine months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to the change in valuation allowance previously recorded against certain U.S. federal and state deferred tax assets. When a change in a valuation allowance is recognized in an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate, and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. Accordingly, during the quarter ended September 30, 2024, the Company recognized an income tax benefit of $30,045 comprised of both a discrete tax benefit and change in the Company’s estimated annual effective tax rate arising from the change in valuation allowance. The Company continued to maintain a valuation allowance against deferred tax assets related to operating loss carryforwards in certain U.S. state and foreign jurisdictions.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required to be established or maintained, when based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.

The positive evidence considered in evaluating U.S. federal and state deferred tax assets included the Company’s cumulative financial income position over the previous three years, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on its evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. federal and state deferred tax assets. The amount of deferred tax assets considered realizable; however, could be adjusted if negative evidence outweighs additional subjective evidence such as the Company’s projections for growth.

Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $788 and $928 for the three months ended September 30, 2024 and 2023, respectively, and $3,135 and $2,757 for the nine months ended September 30, 2024 and 2023, respectively, related to restricted stock awards and performance unit awards. As of September 30, 2024, unrecognized compensation expense for awards that the Company expects to vest approximated $6,163. The Company will recognize this unrecognized compensation expense over the upcoming 2.3 years through February 13, 2027.

As of September 30, 2024, the Company had stock awards issued pursuant to the 2022 Equity and Incentive Compensation Plan (the “Equity and Incentive Plan”) and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). No stock options are outstanding under either the Omnibus Plan or Equity and Incentive Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the September 30, 2024 and 2023.

Non-Employee Director Fully-Vested and Restricted Stock Awards
Since May 2018, non-employee directors have been awarded shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors, subject to a one-year vesting requirement. The Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan and, by amendment, under the Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board into deferred stock units. Non-Employee directors may elect to receive quarterly cash compensation in the form of fully-vested stock. During 2024, a Board member has elected to receive fully vested stock in lieu of cash compensation.

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

The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the periods presented:

	Restricted Stock	Deferred Stock Units	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	264,970	12,404	560,338	$14.10
Granted	90,807	—	86,772	24.69
Vested	(148,808)	—	(29,778)	14.01
Adjustment for incentive awards expected to vest	—	—	(24,165)	22.17
Cancelled and forfeited	(2,250)	—	(437)	15.19
Outstanding as of September 30, 2024	204,719	12,404	592,730	$15.61
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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and “Other accrued liabilities” when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2024	Level 1	Level 2	Level 3	December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps	$447	$—	$447	$—	$1,225	$—	$1,225	$—
Total assets	$447	$—	$447	$—	$1,225	$—	$1,225	$—

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

For the three months ended September 30, 2024 and 2023, the Company recognized interest income of $340 and $329, respectively, from interest rate swaps. For the nine months ended September 30, 2024 and 2023, the Company recognized interest income of $1,017 and $869, respectively, from interest rate swaps.

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

On May 23, 2024, the Company’s Board of Directors approved the termination of our frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). The transfer of plan assets and obligations to insurers and subsequent terminations are expected to be completed by December 31, 2024 for the US DB Plan and by June 30, 2025 for the UK DB Plan, subject to the finalization of agreements with insurance companies.

The Company’s US DB Plan is underfunded as of September 30, 2024, and will require cash payments of approximately $2,000 to $2,500 to effectuate the termination. The estimated cash payments are subject to change due to changes in market conditions that can impact the return on plan assets that are held by the US DB Plan and the UK DB Plan. The UK DB Plan is fully funded as of September 30, 2024, and we do not expect any additional contributions to be required during the termination process.

These plans are discussed in further detail below.

United States Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$66	$71	$198	$214
Expected return on plan assets	(68)	(64)	(204)	(192)
Recognized net actuarial loss	15	16	45	47
Net periodic pension cost	$13	$23	$39	$69

The Company has made contributions to its United States defined benefit plan of $356 during the nine months ended September 30, 2024 and expects to make total contributions of approximately $370 during 2024.

United Kingdom Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$57	$56	$171	$168
Expected return on plan assets	(95)	(84)	(285)	(252)
Amortization of prior service costs and transition amount	6	6	18	18
Recognized net actuarial loss	8	3	24	9
Net periodic pension income	$(24)	$(19)	$(72)	$(57)
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the nine months ended September 30, 2024, the Company contributed approximately $240 to the plan. The Company anticipates total contributions of approximately $334 to the United Kingdom pension plan during 2024.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$698	$728	$1,968	$2,135
Canada	39	36	149	131
United Kingdom	304	294	877	881
	$1,041	$1,058	$2,994	$3,147
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

The expected payment under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2024 is $4,000, upon which the obligation for the Settlement Agreement will be satisfied.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of September 30, 2024 and December 31, 2023, the Company maintained environmental reserves approximating $1,796 and $2,417, respectively.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of September 30, 2024.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of September 30, 2024, no such disclosures were considered necessary.
Note 14. Restructuring Costs
In August 2024, the Company announced an enterprise restructuring program aligned with its long-term strategy to reduce costs and enable investment in its growth platforms. The restructuring action is expected to be completed in 2024, and is expected to provide annual run-rate pre-tax savings of approximately $4,500, $2,000 of which to be realized in 2024.

The following table sets forth restructuring costs by segment for the three and nine months ended September 30, 2024:

Rail, Technologies, and Services	$651
Infrastructure Solutions	63
Corporate	195
Total	$909

There were no restructuring costs incurred prior to the three months ended September 30, 2024. The Company's $909 restructuring expense relates to severance and an immaterial amount of legal costs. Of the total restructuring costs incurred for the three and nine months ended September 30, 2024, $69 was reported in “Cost of goods sold” and $840 was reported in “Selling and administrative expense.” The Company expects approximately $471 in additional restructuring costs associated with this program in total.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balance through September 30, 2024:

Balance as of June 30, 2024	$—
Restructuring costs	909
Cash paid	767
Balance as of September 30, 2024	$142

The majority of the remaining liability of $142 is expected to be paid in 2024.

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

Correction of Immaterial Errors in Previously Issued Condensed Consolidated Financial Statements
In this Quarterly Report on Form 10-Q, we have revised our previously issued Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023 to correct certain immaterial errors. As a result, we have also revised certain previously reported financial information for the three and nine months ended September 30, 2023 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, but not limited to, information within the “Results of Operations” section to conform the discussion with the appropriate revised amounts. Refer to “Item 1. Financial Statements (unaudited) - Notes to Unaudited Condensed Consolidated Financial Statements - Note 1. Basis of Presentation” as well as our Annual Report on Form 10-K/A as filed with the SEC on November 1, 2024 for additional information related to the correction of these immaterial errors.
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

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued product line expect to complete any remaining customer obligations during 2025. For the three months ended September 30, 2024 and 2023, the discontinued product line had $921 and $283 in sales, respectively, and for the nine months ended September 30, 2024 and 2023, the discontinued product line had $2,888 and $3,749 in sales, respectively.

On November 17, 2023, the Company acquired the operating assets of Caldwell, Idaho based Cougar Mountain Precast, LLC (“Cougar”), a licensed manufacturer and seller of Redi-Rock® products for $1,644, subject to hold back amount equal to $160 to be paid twelve months following the closing or utilized to satisfy post-close working capital adjustments or indemnity claims. Cougar has been included in the Precast Concrete Products business unit within the Infrastructure segment.

Results of Operations
Third Quarter 2024 Compared to Third Quarter 2023

	Three Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
Net sales	$137,466	$145,345	$(7,879)
Gross profit	32,758	27,417	5,341
Gross profit margin	23.8%	18.9%	490 bps
Expenses:
Selling and administrative expenses	$24,289	$24,421	$(132)
Selling and administrative expenses as a percent of sales	17.7%	16.8%	90 bps
Amortization expense	1,146	1,379	(233)
Operating income	$7,323	$1,617	$5,706
Operating income margin	5.3%	1.1%	420 bps
Interest expense - net	$1,358	$1,442	$(84)
Other income - net	(188)	(151)	(37)
Income before income taxes	$6,153	$326	$5,827
Income tax benefit	(29,745)	(121)	(29,624)
Net income	$35,898	$447	$35,451
Net loss attributable to noncontrolling interest	(7)	(68)	61
Net income attributable to L.B. Foster Company	$35,905	$515	$35,390
Diluted earnings per common share	$3.27	$0.05	$3.22

Results Summary
Net sales for the three months ended September 30, 2024 decreased by $7,879, or 5.4%, from the prior year quarter. The decrease in sales was driven by organic sales declines in the Rail and Infrastructure segments. Additionally, net sales for the third quarter of 2023 included an adverse impact from the Bridge Exit related to long-term contract changes within the Infrastructure segment. This impact reduced sales in the three months ended September 30, 2023 by $1,977 and gross profit by $3,051.

Gross profit for the three months ended September 30, 2024 increased by $5,341, or 19.5%, over the prior year quarter and gross profit margins increased by 490 basis points. The improvement in gross profit was due to prior year reductions in gross profit, which included reductions of $3,051 related to changes in expected value of certain commercial projects and $807 of exit costs both associated with the Bridge Exit in the Infrastructure segment. Additionally, the improvement in gross profit was attributed to portfolio transformation activities along with improved product mix.

Selling and administrative expenses for the three months ended September 30, 2024 decreased by $132, or 0.5%, from the prior year quarter. The decrease in selling and administrative expenses was due to $817 in lower employment costs and $732 in lower bad debt expense, partially offset by $422 in higher legal costs associated with a resolved matter and $840 in restructuring costs.

Net interest expense decreased $84 for the three months ended September 30, 2024 compared to the prior year quarter. The Company’s outstanding debt balance was $68,544 as of September 30, 2024, compared to $71,689 as of September 30, 2023.

Other income - net for the three months ended September 30, 2024 was $188 compared to other income - net for the three months ended September 30, 2023 of $151.

The Company’s effective income tax rate for the three months ended September 30, 2024 was (483.4%), compared to (37.1%) in the prior year quarter. The Company’s effective income tax rate for the three months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to a $30,045 income tax benefit comprised of both a discrete tax benefit and change in the Company's estimated annual effective tax rate arising from a change in valuation allowance previously recorded against certain U.S. federal and state deferred tax assets, including those related to net operating loss carryforwards. The Company continued to maintain a valuation allowance against deferred tax assets related to net operating loss carryforwards in certain U.S. state and foreign jurisdictions.

Net income attributable to the Company for the three months ended September 30, 2024 increased by $35,390, or $3.22 per diluted share, over the prior year quarter, primarily due to a change in income tax benefit of $29,624 that was driven by a favorable tax valuation allowance adjustment; the balance of the increase was driven primarily by gross profit improvement.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended September 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$79,498	$86,866	$(7,368)		(8.5)%
Gross profit	$18,471	$17,229	$1,242		7.2
Gross profit margin	23.2%	19.8%	340	bps	17.1
Segment operating income	$4,933	$3,866	$1,067		27.6
Segment operating income margin	6.2%	4.5%	170	bps	39.4
Note percentages may not foot due to rounding.

The Rail segment sales for the three months ended September 30, 2024 decreased by $7,368, or 8.5%, compared to the prior year quarter, all of which represented a decrease in organic sales. Rail Products sales decreased by $12,695 due to overall weaker domestic market conditions. Despite overall weaker market conditions, Global Friction Management sales increased $3,423, driven primarily by an improvement in domestic sales. Technology Services and Solutions sales increased by $1,904 due to improvement in United Kingdom (“UK”) markets, as well as continued strength in the domestic rail safety markets served.

The Rail segment gross profit increased by $1,242, or 7.2%, compared to the prior year quarter, and gross profit margins increased 340 basis points to 23.2%. The improvement in gross profit was driven by higher volumes and improved mix in Global Friction Management and Technology Services and Solutions which improved by $2,521 and $1,944, respectively, over the prior year quarter. This was partially offset by Rail Products, which decreased by $3,223 from the prior year quarter due to overall weaker domestic market conditions.

Segment operating income increased $1,067 compared to the prior year quarter, and operating income margins improved 170 basis points to 6.2%. The improvement was driven primarily by expanded gross profit, partially offset by higher selling and administrative expenses. During the three months ended September 30, 2024, the Company incurred $610 in restructuring costs associated with its recent restructuring program, as well as a $407 increase in personnel expenses. These increases were offset by lower bad debt provision expense of $866 that was recorded in the prior year relating to a customer in the UK that filed for administrative protection.

During the current quarter, new orders within the Rail segment were $52,675, an increase of $2,857, or 5.7%, compared to the prior year quarter. The increase in new orders was attributable to a $5,141 increase in Rail Products orders, as well as an increase of $6,041 in Global Friction Management orders, partially offset by a decline of $8,325 in Technology Services and Solutions as initiatives are scaled back in the UK market. Segment backlog as of September 30, 2024 decreased by $4,969, or 5.3%, compared to the prior year quarter. The decrease is attributed to the Technology Services and Solutions businesses decreasing $14,929 as we scale back initiatives in the UK market in line with our strategy. This decrease was partially offset by an increase of $5,663 and $4,297 in Rail Products and Global Friction Management, respectively.

Infrastructure Solutions

	Three Months Ended September 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$57,968	$58,479	$(511)		(0.9)%
Gross profit	$14,287	$10,188	$4,099		40.2
Gross profit margin	24.6%	17.4%	720	bps	41.5
Segment operating income	$5,110	$799	$4,311		**
Segment operating income margin	8.8%	1.4%	740	bps	**
Note percentages may not foot due to rounding.
**Results of this calculation not meaningful.

The Infrastructure segment sales for the three months ended September 30, 2024 decreased by $511, or 0.9%, compared to the prior year quarter. The decrease in sales for the third quarter of 2024 was driven by the Steel Products business unit decreasing by $4,557 from the prior year quarter due to soft market conditions. Net sales for the third quarter of 2023 included an adverse impact from the exit of the bridge grid deck product line related to long-term contract changes within the Steel Products business. This impact reduced sales by $1,977 and gross profit by $3,051 during the third quarter last year. Sales in the Precast Concrete Products business unit increased by $4,046 driven by strong market demand.

The Infrastructure segment gross profit for the three months ended September 30, 2024, increased by $4,099, or 40.2%, and gross profit margins increased 720 basis points. The increase in gross profit was due to the prior year having a $3,051 reduction in profitability related to changes in the expected value of certain commercial projects and $807 of exit costs associated with the Bridge Exit in the Steel Products business. Also contributing to the gross profit increase was a 360 basis point improvement in Precast Concrete Products margins.

Segment operating income for the third quarter of 2024 increased by $4,311 compared to the prior year quarter due to higher gross profit, including the comparative improvement from the unfavorable Bridge Exit impact of $3,858 in the prior year period, and lower amortization expense, while selling and administrative expenses were flat year over year.

During the third quarter, the Infrastructure segment had new orders of $43,298, a decrease of $7,147, or 14.2%, compared to the prior year quarter. This decrease was driven entirely by the Steel Products business unit, specifically the Protective Coatings business, which is currently experiencing constrained demand. Backlog as of September 30, 2024 decreased by $29,245, or 19.6%, versus the prior year quarter, driven entirely by Steel Products which decreased $30,836 overall, including a reduction of $4,533 related to the Bridge Exit, offsetting an increase of $1,591 in Precast Concrete Products.

Corporate

	Three Months Ended September 30,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Public company costs	$1,327	$1,371	$(44)	(3.2)%
Corporate executive management costs	839	760	79	10.4
Corporate management stock-based compensation	339	587	(248)	(42.2)
Other	215	330	(115)	(34.8)
Total unallocated corporate expenses	$2,720	$3,048	$(328)	(10.8)%
Note percentages may not foot due to rounding.

Unallocated corporate expenses decreased $328 in 2024 compared with 2023, primarily due to a decrease in corporate management stock-based compensation. Corporate executive management costs increased due to a $422 expense for the resolution of a legal matter, partially offset by lower travel, entertainment and purchased services expenses.
Results of Operations
First Nine Months 2024 Compared to First Nine Months 2023

	Nine Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
Net sales	$402,582	$408,867	$(6,285)
Gross profit	89,447	83,335	6,112
Gross profit margin	22.2%	20.4%	180 bps
Expenses:
Selling and administrative expenses	$71,977	$70,360	$1,617
Selling and administrative expenses as a percent of sales	17.9%	17.2%	70 bps
(Gain) on sale of former joint venture facility	(3,477)	—	(3,477)
Amortization expense	3,486	4,119	(633)
Operating income	$17,461	$8,856	$8,605
Operating income margin	4.3%	2.2%	210 bps
Interest expense - net	$3,976	$4,404	$(428)
Other (income) expense - net	(525)	2,782	(3,307)
Income before income taxes	$14,010	$1,670	$12,340
Income tax benefit	(29,110)	(99)	(29,011)
Net income	$43,120	$1,769	$41,351
Net loss attributable to noncontrolling interest	(68)	(125)	57
Net income attributable to L.B. Foster Company	$43,188	$1,894	$41,294
Diluted earnings per common share	$3.91	$0.17	$3.74
Results Summary
Net sales for the nine months ended September 30, 2024 decreased by $6,285, or 1.5%, from the prior year period. The decrease in sales is due to divestitures and the Bridge Exit with a combined impact of of $12,234, or 3.0%, offset by organic sales growth of $5,949, or 1.5%. Organic sales growth was driven by the Rail, Technologies, and Services segment.

Gross profit for the nine months ended September 30, 2024 increased by $6,112, or 7.3%, over the prior year period and gross profit margins increased 180 basis points. The improvement in gross profit is due to the business portfolio changes in line with the Company’s strategic transformation along with improved mix. The current year gross profit includes a $815 gain on the sale of an ancillary property within the Steel Products business unit. The prior year gross profit includes a reduction of $3,051 related to changes in expected value of certain commercial projects and $807 of exit costs associated with the exit of the bridge grid deck product line in the Steel Products business unit.

Selling and administrative expenses for the nine months ended September 30, 2024 increased by $1,617, or 2.3%, over the prior year period. The increase was due primarily to increased corporate legal costs of $1,173 associated with a resolved legal matter, $1,083 in professional services expenditures, including $783 associated with the announced enterprise restructuring, and $840 in restructuring expenses, partially offset by $1,065 in lower employment related costs and $645 in lower bad debt expense.

The $3,477 gain on sale of the former joint venture facility for the nine months ended September 30, 2024 was attributed to the Company’s facility and land in Magnolia, Texas.

Other income - net for the nine months ended September 30, 2024 was $525 while other expense - net was $2,782 in the prior year period. Other expense - net for the nine months ended September 30, 2023 was due primarily to the $3,074 loss on the divestitures of Ties and Chemtec.

Net interest expense for the nine months ended September 30, 2024 decreased by $428, or 9.7%, from the prior year period due to lower debt levels during the year.

The Company’s effective income tax rate for the nine months ended September 30, 2024 was (207.8%), compared to (5.9%) in the prior year period. The Company’s effective tax rate for the nine months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to a $30,045 income tax benefit comprised of both a discrete tax benefit and change in the Company’s estimated annual effective tax rate arising from a change in valuation allowance previously recorded against certain U.S. federal and state deferred tax assets, including those related to net operating loss carryforwards. The Company continued to maintain a valuation allowance against deferred tax assets related to net operating loss carryforwards in certain U.S. state and foreign jurisdictions.

Net income attributable to the Company for the nine months ended September 30, 2024 was favorable by $41,294, or $3.74 per diluted share, over the prior year period. The increase was due to an income tax benefit of $29,110 that is primarily associated with a favorable tax valuation allowance adjustment, the gain on sale attributed to the Company’s facility and land in Magnolia, Texas, and an increase in gross profit, due in part to the unfavorable impact of $3,858 on gross profit from the Bridge Exit in the prior year.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Nine Months Ended September 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$247,715	$242,866	$4,849		2.0%
Gross profit	$54,917	$51,704	$3,213		6.2
Gross profit margin	22.2%	21.3%	90	bps	4.1
Segment operating income	$17,212	$13,231	$3,981		30.1
Segment operating income margin	6.9%	5.4%	150	bps	27.5
Note percentages may not foot due to rounding.

The Rail segment sales for the nine months ended September 30, 2024 increased by $4,849, or 2.0%, compared to the prior year period. The increase was due to higher organic sales of $6,963, or 2.9%, partially offset by a $2,114, or 0.9% decrease from the divestiture of Ties. Technology Services and Solutions sales increased by $11,274 due to strength in domestic rail safety markets served, as well as improvement in United Kingdom markets. Global Friction Management sales increased by $1,384 driven by domestic markets served. Rail Products sales decreased by $7,809 driven by the divestiture of Ties and overall weaker domestic market conditions.

The Rail segment gross profit increased by $3,213, or 6.2%, compared to the prior year period, and gross profit margins improved 90 basis points. The Technology Services and Solutions business unit gross profit improved by $6,860 due to higher volumes and improved mix, including a 910 basis point improvement in the margins of our UK business. Higher Global Friction Management volumes resulted in an increase in gross profit of $1,882 from the prior year quarter. Rail Products gross profit decreased by $5,529 due primarily to market pricing pressure.

Segment operating income increased by $3,981, or 30.1%, compared to the prior year period, and operating income margins expanded 150 basis points. The increase was primarily driven by improvement in gross profit levels and lower selling and administrative expenses.

During the nine months ended September 30, 2024, new orders within the Rail segment were $253,412, an increase of $13,886, or 5.8%, compared to the prior year period. Rail Products had an $23,681 increase in new orders, including the impact of the Ties divestiture which reduced orders by $6,105. Global Friction Management orders increased $6,139 and Technology Services and Solutions business unit had a decline of $16,342 in overall orders as we scale back initiatives in the UK market in line with our strategy.

Infrastructure Solutions

	Nine Months Ended September 30,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$154,867	$166,001	$(11,134)		(6.7)%
Gross profit	$34,530	$31,631	$2,899		9.2
Gross profit margin	22.3%	19.1%	320	bps	17.0
Segment operating income	$7,345	$3,232	$4,113		127.3
Segment operating income margin	4.7%	1.9%	280	bps	143.8
Note percentages may not foot due to rounding.

The Infrastructure segment sales for the nine months ended September 30, 2024 decreased by $11,134, or 6.7%, compared to the prior year period. The decrease in sales for the nine months ended September 30, 2024 was attributable to the divestiture of Chemtec and the Bridge Exit, which decreased sales by $9,259 and $861, respectively. Organic sales decreased by $1,014, or 0.6%.

The Infrastructure segment gross profit for the nine months ended September 30, 2024, increased by $2,899, or 9.2%. This increase in gross profit was due to the prior year having a $3,051 reduction in profitability related to changes in the expected value of certain commercial projects and $807 of exit costs associated with the Bridge Exit included in the Steel Products business. Also contributing to the gross profit increase was a 30 basis point improvement in Precast Concrete Products margins. Additionally, the increase in gross profit for the nine months ended September 30, 2024 is due to an $815 gain on the sale of ancillary property offset by the divestiture of Chemtec which in the prior year period contributed $862 to gross profit.

Segment operating income for the nine months ended September 30, 2024 increased by $4,113 from the prior year period. The improvement in segment operating income was due to higher gross profit, due in part to the unfavorable impact of $3,858 from the Bridge Exit in the prior year period, a $521 decrease in selling and administrative costs, and a $693 decrease in amortization expense.

For the nine months ended September 30, 2024, the Infrastructure segment had new orders of $145,939, a decrease of $38,056, or 20.7%, compared to the prior year period. The decrease was driven primarily by the Steel Products business unit due to short term constrained demand as well as a $4,742 impact associated with the divestiture of Chemtec and the Bridge Exit.

Corporate

	Nine Months Ended September 30,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
(Gain) on sale of former joint venture facility	$(3,477)	$—	$(3,477)	**
Public company costs	4,167	3,244	923	28.5%
Corporate executive management costs	4,131	2,281	1,850	81.1
Corporate management stock-based compensation	1,818	1,735	83	4.8
Other	457	347	110	31.7
Unallocated corporate expense - net	$7,096	$7,607	$(511)	(6.7)%
Note percentages may not foot due to rounding.
**Results of this calculation not meaningful.

Unallocated corporate expense - net declined by $511 due to the gain of $3,477 on sale of former joint venture facility. This was partially offset by public company costs, which increased due to increased Board of Director and insurance costs as well as corporate executive management costs, which increased due to legal fees and professional services.
Restructuring
In August 2024, the Company announced the continuation of its enterprise restructuring program aligned with its long-term strategy to reduce costs and enable investment in its growth platforms. The restructuring action is expected to be completed in 2024, and is expected to provide annual run-rate pre-tax savings of approximately $4,500, $2,000 of which to be realized in 2024.

The following table sets forth restructuring costs by segment for the three and nine months ended September 30, 2024:

Rail, Technologies, and Services	$651
Infrastructure Solutions	63
Corporate	195
Total	$909

There were no restructuring costs incurred prior to to the three months ended September 30, 2024. The Company’s $909 restructuring expense relates to severance and an immaterial amount of legal costs. Of the total restructuring costs incurred for the three and nine months ended September 30, 2024, $69 was reported in “Cost of goods sold” and $840 was reported in “Selling and administrative expense.” The Company expects approximately $471 in additional restructuring costs associated with this program in total.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balance through September 30, 2024:

Balance as of June 30, 2024	$—
Restructuring costs	909
Cash paid	767
Balance as of September 30, 2024	$142

The majority of the remaining liability of $142 is expected to be paid in 2024.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000, of which $59,707 was available for borrowing as of September 30, 2024, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, tax obligations, outstanding purchase obligations, acquisitions, payments related to the termination of the L.B. Foster Company Merged Retirement Plan, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $68,544 and $55,273 as of September 30, 2024 and December 31, 2023, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of September 30, 2024:

	September 30, 2024
Cash and cash equivalents		$3,135
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(68,029)
Letters of credit outstanding	(2,264)
Net availability under the revolving credit facility		59,707
Total available funding capacity		$62,842

As of September 30, 2024, the Company was in compliance with all covenants of the Credit Agreement and has $62,842 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial and collection terms, collection patterns, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of September 30, 2024, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

On May 23, 2024, the Company’s Board of Directors approved the terminations of our frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). The transfer of plan assets and obligations to insurers and subsequent terminations are expected to be completed by December 31, 2024 for the US DB Plan and by June 30, 2025 for the UK DB Plan, subject to finalization of agreements with insurance companies.

The Company’s US DB Plan is underfunded as of September 30, 2024, and will require cash payments of approximately $2,000 to $2,500 to effectuate the termination. The estimated cash payments are subject to change due to changes in market conditions that can impact the return on plan assets that are held by the US DB Plan and the UK DB Plan. The UK DB Plan is fully funded as of September 30, 2024, and we do not expect any additional contributions to be required during the termination process.

The changes in cash and cash equivalents for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(1,653)	$15,310
Net cash (used in) provided by investing activities	(3,953)	5,798
Net cash provided by (used in) financing activities	6,420	(21,121)
Effect of exchange rate changes on cash and cash equivalents	(239)	100
Net increase in cash and cash equivalents	$575	$87

Cash Flow from Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $1,653, compared to cash provided by operating activities of $15,310 during the prior year. For the nine months ended September 30, 2024, net income and adjustments to reconcile net income from operating activities provided $22,264, compared to $16,850 in the prior year. Working capital and other assets and liabilities were a use of $23,917 in the current period, compared to a use of $1,540 in the prior year. The change in operating cash flow for the nine months ended September 30, 2024 versus the nine months ended September 30, 2023 was largely driven by accounts receivable, which was a use of $12,976 during the nine months ended September 30, 2024 compared to the $15,927 provided in the nine months ended September 30, 2023. Order execution and collection timing can impact accounts receivables in any given quarter.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2024 and 2023 were $7,834 and $2,784, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives. During the nine months ended September 30, 2024, the Company sold the facility and land of its former joint venture in Magnolia, Texas and fixed assets associated with the Bridge Exit generating a cash inflow of $3,881. During the nine months ended September 30, 2023 the Company received cash proceeds from the Chemtec and Ties divestitures totaling $7,706.

Cash Flow from Financing Activities
During the nine months ended September 30, 2024 the Company had an increase in outstanding debt of $12,162 compared to the nine months ended September 30, 2023 in which the Company had a decrease in outstanding debt of $20,262. The increase in debt for the nine months ended September 30, 2024 was primarily due to an increase in cash used in operating activities due to higher working capital needs. The decrease in debt for the 2023 period was primarily due to cash provided by operations, as well as proceeds received from the Ties and Chemtec divestitures during the nine month period.

During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions. For the nine months ended September 30, 2024 the Company repurchased 196,768 shares of its stock for $4,330 under this program. Repurchases of shares of the Company’s common stock may be made from time to time in the open market or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time.

On August 5, 2024, the Board of Directors approved the modification of the Company’s stock repurchase program. The modifications include revising the repurchase program expiration date from February 2026 to February 2025. Additionally, the Board of Directors removed the restriction which previously limited repurchases to $5,000 in any trailing 12-month period. The authorized repurchase amount was unchanged at $15,000. As of September 30, 2024, the Company has repurchased stock of $6,644, with $8,356 of the original $15,000 authorized remaining. Any repurchases will continue to be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business.

Financial Condition
As of September 30, 2024, the Company had $3,135 in cash and cash equivalents and $59,707 of availability under its revolving credit facility, subject to covenant restrictions. As of September 30, 2024, approximately $2,368 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

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

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by segment:

	Backlog
	September 30, 2024	December 31, 2023	September 30, 2023
Rail, Technologies, and Services	$88,663	$84,418	$93,632
Infrastructure Solutions	120,342	129,362	149,587
Total backlog	$209,005	$213,780	$243,219
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog decreased $34,214 compared to the prior year quarter due to constrained demand in the Steel Products business unit, which declined $30,836, including $4,533 from a discontinued product line.
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

A reconciliation of organic sales growth to its most directly comparable respective US GAAP financial measure is presented below.

Change in Consolidated Sales	Three Months Ended September 30,	Percent Change	Nine Months Ended September 30,	Percent Change
2023 net sales, as reported	$145,345		$408,867
Increase (decrease) from divestitures and exit	638	0.4%	(12,234)	(3.0)%
Change due to organic sales	(8,517)	(5.9)%	5,949	1.5%
2024 net sales, as reported	$137,466		$402,582

Total sales change, 2023 vs 2024	$(7,879)	(5.4)%	$(6,285)	(1.5)%

Change in Rail, Technologies, and Services Sales	Three Months Ended September 30,	Percent Change	Nine Months Ended September 30,	Percent Change
2023 net sales, as reported	$86,866		$242,866
Decrease due to divestiture	—	—%	(2,114)	(0.9)%
Change due to organic sales	(7,368)	(8.5)%	6,963	2.9%
2024 net sales, as reported	$79,498		$247,715

Total sales change, 2023 vs 2024	$(7,368)	(8.5)%	$4,849	2.0%

Change in Infrastructure Solutions Sales	Three Months Ended September 30,	Percent Change	Nine Months Ended September 30,	Percent Change
2023 net sales, as reported	$58,479		$166,001
Increase (decrease) due to divestiture and exit	638	1.1%	(10,120)	(6.1)%
Change due to organic sales	(1,149)	(2.0)%	(1,014)	(0.6)%
2024 net sales, as reported	$57,968		$154,867

Total sales change, 2023 vs 2024	$(511)	(0.9)%	$(11,134)	(6.7)%

Note percentages may not foot due to rounding.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2024.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following unremediated material weakness in internal control over financial reporting as of September 30, 2024.

As discussed in our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2024 and June 30, 2024, the Company concluded it did not design effective controls related to the accounting for, and disclosure of, non-recurring complex transactions. This material weakness resulted in a material error in the Company’s previously issued Unaudited Condensed Consolidated Financial Statements, which was subsequently corrected in the above mentioned amendments for the quarterly periods ending March 31, 2024 and June 30, 2024.

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
Changes in Internal Control Over Financial Reporting
Other than the material weakness described above, there were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part 1 - Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended September 30, 2024 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	49,340	$22.53	49,340	$9,867
August 1, 2024 - August 31, 2024	35,608	19.16	35,608	9,185
September 1, 2024 - September 30, 2024	41,740	19.86	41,740	8,356
Total	126,688	$20.70	126,688	$8,356

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
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 7, 2024	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)