Form 10-K
period 2024-12-31
FOSTER L B CO
filed 2025-03-07
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $221,269,221.
As of February 27, 2025, there were 10,752,633 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2025 Proxy Statement will be filed with the US Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, tariffs or trade wars, inflation, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Chemtec and Ties businesses, and acquisition of VanHooseCo Precast LLC and Cougar Mountain Precast, LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures, including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as our ability to reestablish effective disclosure controls and procedures; any change in policy or other change due to the results of the UK’s 2024 parliamentary election and the U.S. 2024 Presidential election that could affect UK or U.S. business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other current or periodic filings with the Securities and Exchange Commission.
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
Business Segments
The Company operates under two reporting segments (1) Rail, Technologies, and Services (“Rail”) and (2) Infrastructure Solutions (“Infrastructure”), each of which has certain business units, as described below. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance, and the availability of separate financial results.
The following table shows the net sales for each reporting segment as a percentage of total net sales for the years ended December 31, 2024 and 2023:

	Percentage of Net Sales
	2024	2023
Rail, Technologies, and Services	62%	57%
Infrastructure Solutions	38	43
	100%	100%
Financial information concerning these segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Rail, Technologies, and Services
The Company’s Rail segment is comprised of several manufacturing, distribution, and service businesses that provide a variety of products, solutions, and services for freight and passenger railroads and other industrial companies throughout the world. The Rail segment has sales offices throughout North America, South America, Europe, and Asia, and works on rail projects where it offers products manufactured by the Company, or sourced from numerous supply chain partners. The Rail segment also offers contract project management and aftermarket services. The Rail reporting segment is comprised of the Rail Products, Global Friction Management, and Technology Services and Solutions business units. Within Rail Products and Global Friction Management, we offer a full suite of track components and friction management products and services. Within Technology Services and Solutions, we focus on innovation, creating leading edge engineering and digital communication technology solutions for rail, infrastructure, and the built environment, including control and digital display, contract services, and condition monitoring solutions. The Technology Services and Solutions business unit also offers Total Track Monitoring railroad condition monitoring systems, equipment, and services.
Rail Products
The Rail Products business unit is comprised of the Company’s Rail Distribution, Allegheny Rail Products, and Transit Products. The Concrete Ties business was included in Rail Products until it was sold in June of 2023. Following are summaries of those divisions:
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

Concrete Ties (“Ties”) - This division manufactured engineered concrete railroad ties for freight and passenger railroads and industrial accounts at its facility in Spokane, WA. The Company completed the sale of the operating assets of this division in June of 2023.
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
Technology Services and Solutions
The Company’s Technology Services and Solutions business unit engineers and manufactures Total Track Monitoring railroad condition monitoring systems and equipment including wheel impact load detection systems, wayside data collection and management systems, and rockfall, flood, earthworks, and bridge strike monitoring. These offerings create a smart interface between conventional rail products and intelligent digital technologies to monitor safety, increase network velocity, and enable the digital railway. In addition, the business unit provides controls, displays, digital signage, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience. These products, systems, and services are designed, engineered, serviced, and marketed in the US, UK, Canada, and Germany.
Infrastructure Solutions
The Infrastructure segment uses its industry expertise to design, manufacture, and deploy advanced technologies that positively impact the built environment, including precast concrete buildings and products, bridge products, and steel pipe protective coatings and threading. The Infrastructure segment is composed of nine operating facilities across the US providing engineered precast concrete solutions, fabricated bridge products, and protective pipe coating and threading offerings across North America.
Precast Concrete Products
The Precast Concrete Products (“Precast”) business unit manufactures precast concrete products for the North American civil infrastructure market. Under its CXT® brand, Precast manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors for national, state, and municipal parks. The Company is a leading, high-end supplier of precast buildings in terms of volume, product options, and capabilities. These facilities also manufacture various other precast concrete products such as sounds walls, bridge beams, box culverts, septic tanks, and other custom pre-stressed and precast concrete products at its Boise, ID, Hillsboro, TX, and Waverly, WV facilities. Also under the CXT® brand, the Company has facilities in Loudon, TN, near Knoxville, and Lebanon, TN near Nashville, which specialize in precast concrete walls, water management products, and forms for the commercial, civil, industrial, and residential infrastructure markets. The Company leased a facility in Lake County, Florida in 2024, which will produce precast concrete wall systems when operations commence in 2025.
The Company also possesses proprietary license agreements to implement technologies via ENVIROCAST®, a pre-insulated concrete wall system allowing for faster builds and design flexibility, and ENVIROKEEPER®, a modular in-ground water retention and management system, which can be applied at all of its manufacturing facilities.
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
Bridge Products - The Bridge Products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries, including concrete-reinforced steel grid decking, open steel grid deck, aluminum bridge railing, and stay-in-place steel bridge forms. The Company discontinued its grid deck product line in the third quarter of 2023 and expects to complete all remaining customer obligations in 2025.
Water Well Products - The Company’s Magnolia, TX facility cuts, threads, and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities and, to a lesser extent, threading services for oil and gas production.
Protective Pipe Coatings - There are two pipeline coating services locations that make up our Protective Coatings division. Our Birmingham, AL facility coats the outside and inside diameter of pipe primarily for oil and gas transmission pipelines. This location partners with its customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings, and internal linings for a wide variety of pipe diameters for use in pipeline projects throughout North America.

The second location, situated in Willis, TX, applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil and gas transmission, mining, and waste-water pipelines, as well as custom coatings for specialty pipe fittings and connections.
Precision Measurement Products and Systems - The Company previously manufactured and provided turnkey solutions for metering and injection systems primarily for the oil, and, to a lesser extent, gas industry via its Chemtec Energy Services LLC (“Chemtec”) business. The Willis, TX location operated a fabrication plant that built metering systems for custody transfer applications, including crude oil and other petroleum-based products. The Company completed the sale of the Chemtec business, which included all of the operating assets of this division, in March of 2023.
International Operations
L.B. Foster Company generally markets its Rail products and services directly in all major industrial areas of North America, South America, Europe and Asia. Infrastructure products and services are primarily marketed domestically. The Company employs a global sales force of approximately 79 people of which 16 are located outside of the US to reach current customers and cultivate potential customers in these areas. For the years ended December 31, 2024 and 2023, approximately 14% and 15%, respectively, of the Company’s total sales were outside the US. Our international sales and long-lived assets are presented in Note 2 of the Company’s Consolidated Financial Statements, set forth in Item 8 of this Annual Report.
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
Raw Materials and Supplies
The Company purchases a variety of raw materials from its supplier base including epoxy, electronics, and components, from both domestic and foreign suppliers. The Company also purchases steel, cement, and aggregates which are primarily sourced from domestic suppliers. Products are also purchased in the form of finished or semi-finished products with the majority of product being supplied by domestic and some foreign steel producers. Generally, the Company has a number of vendor options.
The Company’s purchases from foreign suppliers are subject to foreign currency exchange rate changes, tariffs, and the risks associated with changes in international conditions, as well as US and international laws that could impose import restrictions and tariffs on selected classes of products and for anti-dumping duties if products are sold in the US at prices that are below specified prices.
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
Environmental Disclosures
Information regarding environmental matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
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

Diversity and Inclusion
The Company is dedicated to the principle of equal employment opportunity and the provision of a workplace free from discrimination and harassment in accordance with all applicable federal, state, and local laws and regulations. This statement and accompanying practices, which pertain to all persons involved in Company operations, prohibit unlawful discrimination by any employee and apply to all terms, conditions, and privileges of employment. Additionally, the Company will also make reasonable accommodations for individuals with known disabilities who are otherwise qualified to perform a job. The Company continues to support the Spark initiative, which is an employee resource group available to all employees interested in furthering the mission of empowerment and professional growth of women in the workplace.
Environmental, Social, and Governance Matters
The Company is committed to good corporate citizenship and promoting the highest standards of environmental performance, corporate governance, and ethical behavior to positively impact the communities in which we operate. With a focus on continuous improvement, the Company has adopted safety and environmental policies in support of long-term environmental, health, safety, and sustainability excellence. Among our core values are safety, teamwork, and innovation which we rely on to create more advanced solutions around sustainability. We also emphasize continual improvement in preventing pollution and reducing the environmental impact of our operations while maximizing opportunities for environmental and social benefits.
In 2024, the Company issued its inaugural sustainability report, reinforcing its commitment to sustainable practices with a lens towards creating value across various areas, aligning with stakeholder sustainability needs and positioning the Company as a valuable supplier, employer, community member, and investment. This report is intended to help drive the Company’s strategy by aligning sustainability with operations, and addresses employee practices and the Company's environmental footprint while providing insight into the sustainable benefit provided to our customers’ operations.
Health and Safety
L.B. Foster aims to promote a culture of environmental, health, safety, and sustainability (“EHSS”) excellence that strives to protect the environment as well as the safety and health of our employees, business, customers, and communities where we operate. The Company strives to meet or exceed the requirements of all applicable environmental, health, and safety (“EHS”) regulations as the Company raises its standards of excellence. Consistent with its core values of safety, teamwork, and innovation, the Company aims to create more advanced solutions around sustainability. The Company emphasizes continual improvement in its EHSS performance, particularly as it applies to preventing pollution and reducing the environmental impact of its operations while maximizing opportunities for environmental and social benefits. The Company continually strives to develop best practices in EHS management based on international standards such as ISO 14001:2015 and ISO 45001:2018. The Company has nine locations/businesses throughout North America and Europe where the Environmental Management Systems have been independently assessed and verified as compliant with the requirements of ISO 14001:2015 and ISO 45001:2018.
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
Talent Acquisition and Onboarding
The Company is committed to finding and hiring the best-qualified candidate (from within or outside of the organization) for a job opening, in a timely and cost-effective manner. The recruitment process includes analyzing the requirements of a job, meeting with hiring management to determine the appropriate qualifications and experience for the position, attracting qualified candidates to that job, screening and selecting applicants, hiring, and ultimately integrating the new employee to the organization.
Development Planning
The Company actively promotes proactive planning and implementation of action steps towards our employees’ career goals. Developmental experiences can consist of training, developing, mentoring, and coaching.
Succession Planning
A process for identifying and developing employees with the potential to fill key business leadership positions within the Company is key to future success. Succession planning increases the availability of experienced and capable employees that are prepared to assume these critical roles as they become available.
Performance Management
We strongly encourage an ongoing process of communication, including both formal and informal feedback, between a supervisor and an employee throughout the year, in support of accomplishing the strategic objectives of the organization.

Workforce
As of December 31, 2024, the Company had 1,057 employees of which 819 were located within the US, 42 within Canada, 189 in Europe, and 7 within other locations. There were 500 hourly production workers and 557 salaried employees. Of the hourly production workers, 8 were represented by unions.
The Company has one collective bargaining agreement covering 8 employees which is being negotiated and is scheduled to expire in March 2025. The Company divested its Ties division on June 30, 2023. The Company has not suffered any major work stoppages in recent history and considers its relations with its employees to be satisfactory.
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
Information about our Executive Officers
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Brian H. Friedman	46	Senior Vice President - Steel Products and Special Projects (January 2024 - June 2024) Executive Vice President and Chief Growth Officer (July 2024 - Present)
Patrick J. Guinee	55	Executive Vice President, General Counsel, and Secretary
John F. Kasel	59	President and Chief Executive Officer
Brian H. Kelly	65	Executive Vice President - Senior Advisor to the Chief Executive Officer
Gregory W. Lippard	56	Senior Vice President - Rail, Technologies, and Services
Robert A. Ness	61	Senior Vice President - Infrastructure Solutions
Sean M. Reilly	52	Corporate Controller and Principal Accounting Officer
William M. Thalman	58	Executive Vice President and Chief Financial Officer
Jamie F. O'Neill	51	Senior Vice President - Human Resources
Sara F. Rolli	43	Senior Vice President - Operational Administration
Mr. Friedman was elected Executive Vice President and Chief Growth Officer in July of 2024, having previously served as the Company’s Senior Vice President - Steel Products and Special Projects since December of 2023, and prior to that served as Senior Vice President, Steel Products, Vice President - Steel Products and Measurement, and Vice President - Coatings and Measurement since joining the Company in May of 2019. Prior to joining the Company, Mr. Friedman was employed by ABB Ltd from 2012 to 2019 in various roles including Director Global Product Management and Manufacturing Unit Manager. Previously, he served in various research and development and operations roles for Hunter Fan Company from 2001 to 2012.
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
Mr. Kelly was elected Executive Vice President - Senior Advisor to the Chief Executive Officer in January 2025, having previously served as Executive Vice President - Human Resources and Administration since 2023, Senior Vice President - Human Resources and Administration, and was elected Vice President - Human Resources and Administration in 2012, having previously served as Vice President, Human Resources since 2006. Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from 2004. Previously, he served as a Director of Human Resources for American Greetings Corp. from 1994 to 2004.
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
Ms. O'Neill was elected Senior Vice President - Human Resources in January 2025, having previously served as Vice President - Human Resources since August 2020, Director - Human Resources since January 2015, and Manager - Compensation and HRIS since 2006. Prior to joining the Company, Ms. O'Neill had various roles last serving as Manager - Compensation and HRIS at 84 Lumber Company.
Ms. Rolli was elected Senior Vice President - Operational Administration in January 2025, having previously served as Vice President - Operational Administration since September 2023, Director - Quality from 2019 to 2023, and Senior Quality Manager from 2013 to 2017. Prior to re-joining the Company, Ms. Rolli served as Quality Manager at Praxair Surface Technologies Inc. from 2017 to 2019 and previously served as Quality Manager and Laboratory Supervisor at Kennametal Inc. from 2006 to 2013.
Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.
ITEM 1A. RISK FACTORS
Risks and Uncertainties
The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could have a material and adverse effect on its business, financial condition, and results of operations. The following risk factors highlight what it believes to be the more material factors that have affected the Company and could affect it in the future. The Company has grouped the risk factors into five categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category. The Company may also be affected by unknown risks or risks that it currently believes are immaterial. If any one or more such events actually occur, our business, financial condition, and results of operations could be materially and adversely affected. One should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K and any other risks discussed in the Company’s other periodic filings with the SEC before deciding to invest in the Company’s common stock.
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
In addition, there may be liabilities that we fail, or are unable to discover in the course of performing due diligence investigations on each company or business that we have already acquired or disposed of or may acquire or dispose of in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with, or liability pursuant to, applicable federal, state, or local environmental requirements by us or by prior owners for which we, as a successor or predecessor owner, may be responsible. In addition, there may be additional costs relating to acquisitions and dispositions including, but not limited to, possible purchase price adjustments. There can be no assurance that rights to indemnification by sellers of assets to us, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We can give no assurances that the opportunities will be consummated or that financing will be available. We may not be able to achieve the synergies and other benefits we expect from strategic transactions as successfully or as rapidly as projected, if at all.
Prolonged negative economic conditions, volatile energy prices, tariffs or trade wars, and other unfavorable changes in US, global, or regional economic and market conditions could adversely affect our business.
We could be adversely impacted by prolonged negative economic conditions affecting either our suppliers or customers, as well as the capital markets. Our products and services support public infrastructure projects, including construction, maintenance, and improvement of railroads, bridges, and national parks. Accordingly, negative changes to the level of federal, state, and local government spending may result in delayed or permanent deferrals of existing or potential infrastructure projects. No assurances can be given that we will be able to successfully mitigate various prolonged uncertainties, including materials cost variability, delayed or reduced customer orders and payments, tariffs, government or regulator shutdowns or defunding, and access to available capital resources outside of operations.
In addition, volatile market conditions and fluctuations in energy prices could continue for an extended period, which would negatively affect our business prospects and reduce profitability. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, a trend toward renewable or alternative energy resources, and a variety of additional factors that are beyond our control. Sustained declines or significant and frequent fluctuations in the price of oil and natural gas may have a material and adverse effect on our operations and financial condition. Volatility in energy prices may also impact the Company’s plant costs, as well as overall conditions in passenger transit markets served.

Our ability to maintain or improve our profitability could be adversely impacted by cost pressures.
Our profitability is dependent upon the efficient use of our resources. Rising inflation, interest rates, labor costs, labor disruptions, and other increases in costs due to tariffs or other reasons in the geographic areas in which we operate could have a significant adverse impact on our profitability and results of operations.
Our success is in part dependent on the accuracy and proper utilization of our management information and communications systems.
The Company commenced migration to a new ERP system beginning in 2016, with the most recent migration completed in 2024. Acquired entities are also regularly assessed for transition onto the Company’s central ERP system. The system implementations are intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. Project delays, business interruptions, or loss of expected benefits could have a material and adverse effect on our business, financial condition, or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Physical or electronic data or security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. Cyber attacks on information systems constitute an ongoing risk across companies and industries, and although they have not historically had a material adverse effect on our business, in the past they have caused temporary disruption and interference with our operations. Despite the steps we take to deter and mitigate cybersecurity risks, we may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber attacks including data and security breaches, malware, ransomware, hacking, and identity theft. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent physical or electronic data or security breach by our employees or by persons with whom we have commercial relationships. In 2023, the United States Securities and Exchange Commission adopted new cybersecurity rules requiring disclosure of material cybersecurity incidents and processes assessing, identifying, and managing material cybersecurity risks and the corporate governance structure designed to address such risks. Compliance with such rules could be costly and burdensome, and failure to adequately comply could have an adverse impact on the Company and its reputation. Federal, state, and foreign government bodies and agencies have adopted or are considering the adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union (“EU”) and the UK which are, in some respects, more stringent than US standards, could be significant. Any compromise or breach of our security, including from the cyber-attack that we experienced or any future attack, could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation. Refer to “Item 1C - Cybersecurity” contained in this Annual Report on Form 10-K for further details of cybersecurity.
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
Many of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles, as well as to domestic and international fiscal policy, including tariffs and other market forces. We also use significant amounts of cement and aggregate in our precast products offerings. Our technology based solutions and services are dependent on electronic components and the ability to source these items. In February 2025, the new U.S. presidential administration announced the imposition of widespread tariffs, including on steel imports. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.
Labor disputes may have a material and adverse effect on our operations and profitability.
One of our manufacturing facilities is staffed by employees represented by a labor union. Approximately 8 employees employed at this facility are currently working under a collective bargaining agreement, which is scheduled to expire in March 2025 and is currently being negotiated. Disputes with regard to the terms of this agreement or our potential inability to renegotiate an acceptable contract with this union could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations.
Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.
In April 2023, the Company entered into an agreement with an activist investor, 22NW, LP, and various of its affiliates (collectively, “22NW”) that had filed a Schedule 13D with the SEC with respect to the Company, which agreement provided that 22NW could appoint a non-voting Board Observer. In January of 2024, the Company entered into a new cooperation agreement with 22NW providing for the nomination of the Board Observer to stand for election to the Board of Directors of the Company at the 2024 Annual Meeting of Shareholders in return for certain customary confidentiality and standstill provisions. In addition, the term of the cooperation agreement was mutually extended to 2026 upon commitment by the Company to renominate the former Board Observer to stand for reelection as a director to the Board of Directors at the 2025 Annual Meeting of Shareholders. 22NW is a greater than 5% owner of Company stock.
Activist investors may attempt to effect changes in the Company’s strategic direction and how the Company is governed, or to acquire control over the Company. Some investors seek to increase short-term shareholder value by advocating corporate actions, such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While the Company welcomes varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on the Company’s results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of the Company’s board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Unexpected events, including fires or explosions at our facilities, natural disasters, such as hurricanes, flooding, and winter storms causing power failures or travel restrictions with respect to our operations, armed conflicts, terrorism, health epidemics, or pandemics, and related restrictions on travel, economic or political uncertainties or instability, extended government or regulator shutdowns or defunding, civil unrest, strikes, unplanned outages, equipment failures, failure to meet product specifications, or disruptions in certain areas of our operations, may cause our operating costs to increase or otherwise negatively impact our financial performance. For example, we have in the past experienced unpredictable reductions in demand for certain of our products and services due to a global health pandemic, which adversely affected our operations and supply chain.
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
We face strong competition in each of the domestic and international markets in which we operate. A slow response to competitor pricing actions and new competitor entries into our product lines could negatively impact our overall pricing. Efforts to improve pricing could negatively impact our sales volume in all product categories. We may be required to invest more heavily to maintain and expand our product offerings. There can be no assurance that new product offerings will be widely accepted in the markets we serve. In addition, the imposition of new or expanded tariffs could adversely impact our ability to compete in certain markets. Significant negative developments in any of these areas could adversely affect our financial results and condition.
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
Financial Risks
The Company recently identified a material weakness in its internal control over financial reporting, and has undertaken remediation measures to address this issue. If not satisfactorily remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of its common stock.
As previously disclosed, on November 1, 2024, the Company filed Amendment No. 1 on Form 10-K/A (“Amended Form 10-K”) to amend certain items in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Original Form 10-K”). The Amended Form 10-K corrected certain immaterial errors and identified a material weakness in our internal control over financial reporting (“ICFR”) that caused our management to conclude that we did not maintain effective ICFR as of December 31, 2023, which could, if not remediated, result in additional material misstatements in our interim and annual Consolidated Financial Statements. We also determined that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the material weakness in ICFR. A failure to maintain effective ICFR or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our consolidated operations, investor confidence in our business, and the trading prices of our securities.
Subsequent to the issuance of our Consolidated Financial Statements as of and for the year ended December 31, 2023, we identified an immaterial error in the Original Form 10-K related to the classification of the $1,403 in exit costs incurred in 2023 associated with the discontinuation of the Company’s Bridge Products grid deck product line and determined to correct this immaterial classification error and certain other immaterial errors. In addition, on October 7, 2024 (the “Determination Date”), the Audit Committee concluded that the classification of the $3,477 gain on the sale of a former joint venture facility in Magnolia, TX was an error in the Company’s previously issued Unaudited Condensed Consolidated Statements of Operations for the three month period ended March 31, 2024 and the six month period ended June 30, 2024, and that such statements should be restated to correct such error. Accordingly, on November 4, 2024, the Company filed (i) Amendment No. 1 on Form 10-Q/A (the “Q1 Amended Form 10-Q”) to amend and restate certain items in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, which was originally filed with the SEC on May 7, 2024 and (ii) Amendment No. 1 on Form 10-Q/A (the “Q2 Amended Form 10-Q”) to amend and restate certain items in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which was originally filed with the SEC on August 6, 2024. As a result of the aforementioned errors, the issuance of the Company’s restated Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and the issuance of our 2023 Amended Form 10-K, we are subject to potential additional risks and uncertainties, including unanticipated legal and accounting costs, litigation, possible future new or related governmental inquiries, proceedings, or investigations, and loss of investor confidence or reputational harm to our business.

We identified a material weakness in ICFR that caused our management to conclude that we did not maintain effective ICFR as of December 31, 2023, and subsequent interim periods in 2024, due to the lack of an effectively designed control related to the accounting for, and disclosure of, non-recurring complex transactions. We also determined that our disclosure controls and procedures were not effective as of December 31, 2024 for the same reason, resulting in a material weakness. Refer to “Part II - Item 9A. Controls and Procedures” for further details of the material weakness and remediation efforts.
A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual Consolidated Financial Statements will not be prevented or detected on a timely basis. As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our ICFR are discovered, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately. As a result, our consolidated interim or annual financial statements may contain material misstatements or omissions. Additionally, because of its inherent limitations, ICFR may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of ICFR effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate because of its inherent limitations.
Adverse publicity and potential concerns from our customers arising from the required restatements of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 could have an adverse effect on our business and financial condition.
We could be the subject of negative publicity focusing on such restatements and revisions of our financial statements, and we may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment, including but not limited to the material weakness discussed herein. Continued adverse publicity and potential concerns from our customers could harm our business and have an adverse effect on our financial condition.
Our future performance and market value could cause write-downs of long-lived and intangible assets in future periods.
We are required under US generally accepted accounting principles to review intangible and long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may cause the carrying value of our intangible and long-lived assets to not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. No impairments of goodwill or intangible assets were recorded in 2024 and 2023.
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

Legal, Tax, and Regulatory Risks
An adverse outcome in any pending or future litigation, potential required environmental investigation, delineation, or remedial activities including but not limited to the Portland Superfund matter or any related litigation, or pending or future warranty claims against the Company or its subsidiaries or our determination that a customer has a substantial product warranty claim could negatively impact our financial results and/or our financial condition.
We are party to various legal proceedings. In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we have sold. There is the potential that an outcome adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have established and adversely affect our financial results and/or financial condition. In addition, we could suffer a significant loss of business from a customer who is dissatisfied with the resolution of a warranty claim. Refer to “Part II, Item 8, Financial Statements and Supplementary Data, Note 17 to the Consolidated Financial Statements” for further details of pending legal proceedings.
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
We have certain tax attributes, including US federal, state, and foreign operating loss carryforwards, and federal research and development credits, which may be available to offset future taxable income in certain jurisdictions. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
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
We are required to maintain a valuation allowance for deferred tax assets and record a charge to income if we determine, based on evidence available at the time the determination is made, that it is more likely than not some portion or all of the deferred tax assets will not be realized. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The use of different estimates can result in changes in the amount of deferred taxes recognized, which can result in earnings volatility because such changes are reported in current period earnings. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, for additional discussion of our deferred taxes.

Shifting federal, state, local, and foreign regulatory policies impose risks to our operations.
We are subject to regulation by federal, state, local, and foreign regulatory agencies and are therefore subject to a variety of legal proceedings and compliance risks, including those described in Item 3 - Legal Proceedings and in Part II, Item 8, Financial Statements and Supplementary Data, Note 17 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K. Like other companies engaged in environmentally sensitive businesses, we are required to comply with numerous laws and regulations, including environmental matters relating to, among other things, the treatment, disposal, and storage of wastes, investigation and remediation of contaminated soil and groundwater, the discharge of effluent into waterways, and the emissions of substances into the air. We are required to obtain various authorizations, permits, approvals, and certificates from governmental agencies. The Company could be subject to liability with respect to remediation of past contamination in the operation of some of its current and former facilities and remediation of contamination by former owners or operators of the Company’s current or former facilities. Compliance with emerging regulatory initiatives, delays, discontinuations, or reversals or reinterpretations of existing regulatory policies in the markets in which we operate, including costs associated with any required environmental remediation and monitoring, could have an adverse effect on our business, results of operations, cash flows, and financial condition.
A substantial portion of our operations is heavily dependent on governmental funding of infrastructure projects. Many of these projects have “Buy America” or “Buy American” provisions. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on our operating results. Additionally, government actions concerning “Buy America” provisions, taxation, tariffs, the environment, energy, or other matters could impact our operating results.
Government actions in the US or other countries where we have a higher concentration of business may change tax policy, trade policy, or other regulatory priorities, or may enact other legislation that could create an unfavorable environment for the Company, making it more difficult to compete or adversely impact our operating results.
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
Compliance with environmental laws and regulations could incur significant costs.
Our operations and properties are also subject to extensive federal, state, local, and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent over time. We could incur significant costs if we fail to comply with regulations and responsibilities under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we could be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in this Part I, Item 1A, Risk Factors and Part II, Item 8, Financial Statements and Supplementary Data, Note 17 to the Consolidated Financial Statements.
International Risks
A portion of our sales are derived from our international operations, which expose us to certain risks inherent in doing business on an international level.
Doing business outside the US subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, transportation regulations, foreign investments, and taxation. Following the recent change of administration in the US, the US government has imposed tariffs on certain foreign goods, including steel and aluminum. Changes in US foreign trade policies, including tariffs, could result in retaliatory tariffs or trade restrictions with US trading partners which could cause disruptions in our operations and increase our costs.
Increasing sales to foreign countries, including Brazil, Canada, China, India, Mexico, the UK, and countries within the EU, expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles and the potential impact of tariffs on our ability to compete in such markets. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, be unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
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
The majority of our UK operations are heavily concentrated within the UK borders; however, this could adversely affect the future growth of our UK operations into other European locations. Our UK operations represented approximately 8% of our total revenue for the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023 less than 1% of our consolidated net revenue was from the UK operation’s sales exported to EU members.
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
•a dedicated internal cybersecurity team and a cyber incident response plan that provides controls and procedures to support appropriate identification, containment, response, investigation, reporting, and recovery from cybersecurity incidents;
•simulated cyber security emergency response readiness scenario training with key IT personnel and executive leadership;
•periodic testing of our cybersecurity posture, including by independent third-party consultants; and
•integrating cybersecurity requirements and other provision into various contracts.

The Company has continued to invest in cybersecurity to evolve and improve its program and regularly assesses and measures itself against industry practices to identify opportunities to enhance training and awareness among our people and improve processes and technology used to identify, prevent, detect, respond, and recover from cybersecurity incidents. When such improvements are identified and validated as appropriate in the Company’s business context, they are incorporated in the roadmap for implementation.
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
The Company’s Board of Directors (the “Board”) has overall responsibility for the oversight of risk management at L.B. Foster Company, which includes cybersecurity risks. The Audit Committee of the Board (the “Audit Committee”), is responsible for oversight of the Company’s Enterprise Risk Management (“ERM”) program which provides oversight and governance of all of the Company’s operational and financial risks, specifically including risks from cybersecurity threats to the Company. As described below, the Audit Committee receives regular reports and periodic briefings from senior management on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities.
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

ITEM 2. PROPERTIES
Our corporate headquarters is located at 415 Holiday Drive, Suite 100, Pittsburgh, PA 15220. The location and general description of the material principal properties that are owned or leased by the Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	6	Infrastructure	Owned
Birmingham, AL	Protective coatings facility	32	Infrastructure	2027
Burnaby, BC, Canada	Friction management products plant	N/A	Rail	2029
Columbia City, IN	Rail processing facility and yard storage	22	Rail	Owned
Dublin, OH	Rail safety device manufacturing facility	1	Rail	2026
Lake County, FL	Precast concrete facility	18	Infrastructure	2029
Hillsboro, TX	Precast concrete facility	9	Infrastructure	Owned
Lebanon, TN	Precast concrete facility	10	Infrastructure	2028
London, United Kingdom	Technology services facility	N/A	Rail	2029
Loudon, TN	Precast concrete facility	51	Infrastructure	Owned
Magnolia, TX	Threading facility	34	Infrastructure	Owned
Nampa, ID	Precast concrete facility	12	Infrastructure	2029
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail	Owned
Nottingham, United Kingdom	Technology solutions manufacturing	4	Rail	Owned
Pueblo, CO	Rail joint manufacturing facility	9	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail	2030
Telford, United Kingdom	Technology solutions manufacturing	N/A	Rail	2033
Waverly, WV	Precast concrete facility	85	Infrastructure	Owned
Willis, TX	Protective coatings facility	16	Infrastructure	Owned
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
ITEM 3. LEGAL PROCEEDINGS
Information regarding the Company’s legal proceedings and other commitments and contingencies is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 17 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except share data unless otherwise noted)
Stock Market Information
The Company had 340 common shareholders of record on February 27, 2025. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol: FSTR.
Dividends
During 2024 and 2023 the Company did not declare any quarterly dividends, however, there is potential for ordinary or special dividends in future years.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 “Security Ownership of Certain Beneficial Owners and Management.”
Issuer Purchases of Equity Securities
The Board of Directors previously authorized the repurchase of up to $15,000 of the Company’s common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. On March 3, 2025, the Company's Board of Directors authorized the repurchase of up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. Repurchases of shares of the Company’s common stock may be made from time to time in the open market or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Refer to “Part II, Item 8, Financial Statements and Supplementary Data, Note 20 to the Consolidated Financial Statements.”
The Company’s purchases of equity securities for the three months ended December 31, 2024 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2024 - October 31, 2024	46,233	$20.05	46,233	$7,429
November 1, 2024 - November 30, 2024	15,677	23.80	15,677	7,056
December 1, 2024 - December 31, 2024	41,796	28.01	41,624	5,882
Total	103,706	$23.82	103,534	$5,882
1.During the current period, 172 shares were withheld by the Company to pay taxes upon vesting of stock.

ITEM 6. [RESERVED]

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
Our financial statements presented herein are prepared using accounting principles generally accepted in the United States of America (“US GAAP”). Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under US GAAP, including organic sales growth (decline), earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA, net debt, funding capacity, new orders, and backlog. The explanation at the end of the MD&A provides the definition of these non-GAAP financial measures. A reconciliation of EBITDA, adjusted EBITDA, organic sales growth (decline), net debt, and funding capacity to its most directly comparable respective US GAAP financial measure is presented below.
2024 Developments
During 2024, the Company:
•Produced net sales of $530,765, a decrease of $12,979, or 2.4%, from 2023, due to a 2.5% reduction from divestitures and product line exit activity;
•Reported gross profit margin of 22.2% for the year, a 160-basis point improvement over prior year;
•Generated net cash flow from operations in 2024 of $22,632;
•Reduced debt during 2024 by $8,333 to $46,940;
•Reported net income of $42,843, an increase of $41,544 compared to the prior year due to a $28,398 tax benefit which was primarily related to a favorable tax valuation allowance adjustment in 2024 as well as improved operating income;
•Reported adjusted EBITDA of $33,576; an increase of 5.7% compared to the prior year;
•Restructuring actions taken to reduce our cost structure by $4,500 on a run-rate basis;
•Repurchased 300,302 shares of the Company’s stock, or 2.7% of its outstanding shares, at a cost of $6,808.

	Year Ended December 31,
	2024	2023
Adjusted EBITDA Reconciliation
Net income, as reported	$42,843	$1,299
Interest expense - net	4,992	5,528
Income tax benefit	(28,398)	(355)
Depreciation expense	9,452	9,949
Amortization expense	4,628	5,314
Total EBITDA	$33,517	$21,735
Gain on asset sale	(4,292)	—
Restructuring costs	1,456	676
Pension termination costs	1,722	—
Legal expense	1,173	—
Loss on divestitures	—	3,074
VanHooseCo contingent consideration	—	(26)
Bridge grid deck exit impact	—	4,454
Bad debt provision	—	1,862
Adjusted EBITDA	$33,576	$31,775

	December 31,
	2024	2023
Net Debt Reconciliation
Total debt	$46,940	$55,273
Less: cash and cash equivalents	(2,454)	(2,560)
Net debt	$44,486	$52,713

Change in Consolidated Sales	Year Ended December 31,	Percent Change
2023 net sales, as reported	$543,744
Decrease from divestitures and exit	(13,819)	(2.5)%
Change due to organic sales growth	840	0.2%
2024 net sales, as reported	$530,765

Total sales change, 2023 vs 2024	$(12,979)	(2.4)%

Change in Rail Sales	Year Ended December 31,	Percent Change
2023 net sales, as reported	$312,160
Decrease due to divestitures	(2,114)	(0.7)%
Change due to organic sales growth	16,823	5.4%
2024 net sales, as reported	$326,869

Total sales change, 2023 vs 2024	$14,709	4.7%

Change in Infrastructure Solutions Sales	Year Ended December 31,	Percent Change
2023 net sales, as reported	$231,584
Decrease due to divestitures and exit	(11,705)	(5.1)%
Change due to organic sales decline	(15,983)	(6.9)%
2024 net sales, as reported	$203,896

Total sales change, 2023 vs 2024	$(27,688)	(12.0)%
Note percentages may not foot due to rounding.
Acquisitions, Divestitures and Product Line Exit
On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business for $5,344 in proceeds, generating a $2,065 loss on sale, recorded in “Other expense - net” for the year ended December 31, 2023. The Chemtec business was reported in the Steel Products business unit within the Infrastructure segment. Chemtec’s net sales for the year ended December 31, 2023 were $9,259.
On June 30, 2023, the Company sold substantially all the operating assets of the Ties business, located in Spokane, WA, for $2,362 in proceeds, generating a $1,009 loss on the sale, which was recorded in “Other expense - net” for the year ended December 31, 2023. The Ties business was reported in the Rail Products business unit within the Rail segment. Ties' net sales for the year ended December 31, 2023 were $2,130.
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The Bedford, PA based operations supporting the product line expects to complete any remaining customer obligations in 2025. For the years ended December 31, 2024 and 2023, the product line had $3,700 and $6,146 in sales, respectively. The decision to exit the bridge grid deck product line is a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. During the year ended 2023, the Company incurred $1,403 of Bridge Exit costs, of which $1,141 was recorded in “Cost of goods sold” and $262 was recorded in “Selling and administrative expenses.” These expenses included $474 in inventory write-downs, $667 in personnel related expenses, and $262 in other exit costs; the majority of cash payments were made in early 2024. During the year ended December 31, 2024, the Company incurred an immaterial amount of exit costs, all of which were personnel expenses. The Company does not expect to incur additional material exit costs in 2025. During 2023, the Company also recorded a $1,977 reduction in net sales and a $3,051 reduction in gross profit stemming from changes in expected value of certain commercial projects associated with the Bridge Exit.
On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC (“Cougar”) which is a licensed manufacturer of Redi-Rock and natural concrete products for $1,644. Cougar has been included in the Precast Concrete Products business unit within the Infrastructure segment.
Full Year Results Comparison
Results of Operations

	Year Ended December 31,		Change
	2024	2023	2024 vs. 2023
Net sales	$530,765	$543,744	$(12,979)
Gross profit	118,062	112,044	6,018
Gross profit margin	22.2%	20.6%	160	bps
Expenses:
Selling and administrative expenses	$96,398	$97,623	$(1,225)
Selling and administrative expenses as a percent of sales	18.2%	18.0%	20	bps
(Gain) on sale of former joint venture facility	(3,477)	—	(3,477)
Amortization expense	4,628	5,314	(686)
Operating income	20,513	9,107	11,406
Operating income margin	3.9%	1.7%	220	bps
Interest expense - net	4,992	5,528	(536)
Other expense - net	1,076	2,635	(1,559)
Income before income taxes	14,445	944	13,501
Income tax benefit	(28,398)	(355)	(28,043)
Net income	$42,843	$1,299	$41,544
Net loss attributable to noncontrolling interest	(103)	(165)	62
Net income attributable to L.B. Foster Company	$42,946	$1,464	$41,482
Diluted earnings per common share	$3.89	$0.13	$3.76
Fiscal 2024 Compared to Fiscal 2023 — Company Analysis
Net sales for the year ended December 31, 2024 decreased by $12,979, or 2.4%, from the prior year. The decrease in sales is due to divestitures and product line exits which declined $13,819, offset partially by an organic sales increase of $840. Net sales for the year ended December 31, 2023 included a $1,977 reduction stemming from changes in expected value of certain commercial projects associated with the Bridge Exit within the Infrastructure segment.
Gross profit increased by $6,018, or 5.4%, and gross profit margin expanded by 160 basis points to 22.2%. The improvement in gross profit is due primarily to the portfolio changes that are a part of the Company’s strategic transformation, as well as uplift from favorable business mix and recovery in our UK Technology Services and Solutions businesses. In 2024, gross profit also included an $815 gain on the sale of an ancillary property within the Steel Products business unit In 2023, gross profit was impacted by a reduction in profitability of $4,192 due to the Bridge Exit.
Selling and administrative expenses decreased by $1,225, or 1.3%, from the prior year. The decrease was primarily attributable to $2,919 of lower employment costs in the year ended December 31, 2024 and $1,862 of bad debt expense incurred in the year ended December 31, 2023 due to a customer filing for administrative protection. Partially offsetting these decreases were $1,173 of corporate legal costs associated with a resolved legal matter, $783 in professional services expenditures associated with the announced enterprise restructuring, and $608 in higher employee-related restructuring expense in 2024. Selling and administrative expenses as a percentage of net sales increased to 18.2% from 18.0% due to lower sales volumes.
The $3,477 gain on sale of the former joint venture facility for the year ended December 31, 2024 was attributed to the Company's facility and land in Magnolia, Texas.

Net interest expense for the year ended December 31, 2024 decreased by $536, or 9.7%, due to declining interest rates and lower debt levels during the year.
Other expense - net decreased by $1,559 from the prior year. Other expense - net in for the year ended December 31, 2024 was primarily attributable to $1,722 of pension termination costs associated with the termination of the frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”). Other expense - net for the year ended December 31, 2023 was attributable to a $3,074 loss on the divestitures of Ties and Chemtec.
The Company’s effective income tax rate for 2024 was (196.6)%, compared to (37.6)% in the prior year period. The Company's effective income tax rate differed from the federal statutory rate of 21% primarily due to the change in valuation allowance previously recorded against certain U.S. federal and state deferred tax assets. For further discussion on the valuation allowance, refer to Note 13 of the Notes to the Consolidated Financial Statements.
Net income attributable to the Company for the year ended December 31, 2024 was favorable by $41,482, or $3.76 per diluted share over the prior year. The increase was due to an income tax benefit of $28,398 that is primarily associated with a favorable tax valuation allowance adjustment, the gain on sale attributed to the Company's facility and land in Magnolia, Texas, and an increase in gross profit, due in part to the unfavorable impact of $4,192 on gross profit from the Bridge Exit in the prior year.
Results of Operations — Segment Analysis
Rail, Technologies, and Services

	Year Ended December 31,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$326,869	$312,160	$14,709		4.7%
Gross profit	$72,469	$65,033	$7,436		11.4
Gross profit margin	22.2%	20.8%	140	bps	6.4
Segment operating income	$21,912	$12,306	$9,606		78.1
Segment operating income margin	6.7%	3.9%	280	bps	70.0
The Rail segment sales increased by $14,709, or 4.7%, over the prior year. The increase was due to higher organic sales of $16,823, or 5.4%, partially offset by a $2,114, or 0.7%, decrease from the divestiture of Ties. Rail Products sales increased $1,899 driven by increased volumes partially offset by lower market prices as well as the Ties divestiture. Global Friction Management sales increased by $2,038 due to domestic markets served. Technology Services and Solutions sales increased by $10,772 due to strength in the domestic rail safety markets served, as well as recovery in the UK markets.
The Rail segment gross profit increased by $7,436, or 11.4%, over the prior year and gross margins improved 140 basis points. Higher volumes and improved mix attributed to the $2,653 improved gross profit in Global Friction Management over the prior year. The Technology Services and Solutions business unit gross profit improved by $8,079 over the prior year due to higher volumes and improved mix, including recovery in our UK business. Rail Products gross profit decreased by $3,296, due to market pricing pressure.
The Rail segment operating income increased by $9,606, or 78.1%, over the prior year. The increase was driven by the improvement in gross profit, as well as a decrease in selling and administrative expenses due primarily to the $1,862 of bad debt expense incurred in the year ended December 31, 2023 due to a UK customer filing for administrative protection.
During the year ended December 31, 2024, new orders within the Rail segment increased by 2.9% over the prior year. Rail Products had an increase in new orders of $17,172, despite a $6,105 decline from the Ties divestiture. Global Friction Management new orders increased by $6,618, while Technology Services and Solutions declined by $15,914 as the Company scales back initiatives in the UK market in line with our strategy. For the year ended December 31, 2024, the Rail segment backlog decreased by 26.0% from the prior year. The decrease is attributed to the Technology Services and Solutions businesses decreasing by $15,320, due to our UK businesses and the Rail Products business which declined $10,257 due to timing of orders. This decrease was partially offset by an increase of $3,848 in Global Friction Management.
Infrastructure Solutions

	Year Ended December 31,		Change		Percent Change
	2024	2023	2024 vs. 2023		2024 vs. 2023
Net sales	$203,896	$231,584	$(27,688)		(12.0)%
Gross profit	$45,593	$47,011	$(1,418)		(3.0)
Gross profit margin	22.4%	20.3%	210	bps	10.2
Segment operating income	$9,375	$8,622	$753		8.7
Segment operating income margin	4.6%	3.7%	90	bps	23.5

The Infrastructure segment sales decreased by $27,688, or 12.0%, from the prior year. The decrease in net sales was attributable to an organic sales decline of 15,983, or 6.9%, driven by the Steel Products business and due to the divestiture of Chemtec and the Bridge Exit, which decreased sales by $9,259 and $2,446, respectively. Precast Concrete Products net sales were primarily flat from the prior year. Net sales for the year ended December 31, 2023 included a $1,977 reduction stemming from changes in expected value of certain commercial projects associated with the Bridge Exit within the Infrastructure segment.
The Infrastructure segment gross profit decreased by $1,418, or 3.0%, from the prior year. The decrease in gross profit was primarily attributable to lower volumes and unfavorable business mix of $4,751. Gross profit for the year ended December 31, 2023 was negatively impacted by $4,192 related to the Bridge Exit, including a $3,051 reduction in profitability related to changes in the expected value of certain commercial projects. The divestiture of Chemtec also decreased gross profit by $859 from the prior year. Gross margins improved 210 basis points over last year, driven by more favorable margins associated with portfolio changes and due to an $815 gain on ancillary property incurred in the year ended December 31, 2024.
The Infrastructure segment operating income increased by $753, or 8.7%, over the prior year. The increase in operating income was due to a $1,407 decrease in selling and administrative costs and a $763 decrease in amortization expense offset by lower gross profit.
For the year ended December 31, 2024, new orders within the Infrastructure segment had a decrease of 13.6%, from the prior year. The decrease was driven by the Steel Products business unit due to market challenges as well as a $4,489 impact associated with the divestiture of Chemtec. For the year ended December 31, 2024, the Infrastructure segment backlog decreased by 4.6%, from the prior year driven primarily by Steel Products which decreased $9,465 and includes a reduction of $2,685 related to the Bridge Exit, offsetting an increase of $3,563 in Precast Concrete Products.
Corporate

	Year Ended December 31,		Change	Percent Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
(Gain) on sale of former joint venture facility	$(3,477)	$—	$(3,477)	**
Public company costs	5,755	4,814	941	19.5%
Corporate executive management costs	5,726	3,807	1,919	50.4
Corporate management stock-based compensation	2,065	2,816	(751)	(26.7)
Other	705	384	321	83.6
Unallocated corporate expense - net	$10,774	$11,821	$(1,047)	(8.9)%
**Results of this calculation not meaningful.
Unallocated corporate expenses - net declined by $1,047 due to the gain of $3,477 on the sale of former joint venture facility. Public company costs include listing fees, audit fees, compliance costs, insurance costs, professional services, and Board of Director fees. The increase in public company costs was primarily due to an increase in insurance costs and professional services expenditures. Corporate executive management costs also increased due to legal fees associated with a resolved legal matter and professional services associated with the announced enterprise restructuring program. Corporate management stock-based compensation costs declined due to the net impact of adjustments to expected attainment levels across the Company's equity incentive plans.
Restructuring
In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in its growth platforms. The restructuring action has been completed as of December 31, 2024, and is expected to provide run-rate pre-tax savings of approximately $4,500, of which approximately $2,000 was recognized in 2024.
The following table sets forth restructuring costs by segment for the year ended December 31, 2024:

Year Ended December 31,
2024
Rail, Technologies, and Services	$1,134
Infrastructure Solutions	113
Corporate	209
Total	$1,456
The Company's $1,456 restructuring expense relates primarily to severance. Of the total restructuring costs incurred for the year ended December 31, 2024, $245 was recorded in “Cost of goods sold” and $1,211 was reported in “Selling and administrative expense.” The Company does not anticipate any additional restructuring expense to be incurred associated with this program.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under its revolving credit facility, which provides for a total commitment of up to $130,000, of which $82,124 was available for borrowing as of December 31, 2024, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support share repurchase programs. During 2024 and 2023, the Company paid $8,000 annually as a result of the Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad Company (“UPRR”). As of December 31, 2024 the UPRR Settlement Agreement has been fully paid. The Company’s total debt, including finance leases, was $46,940 and $55,273 as of December 31, 2024 and December 31, 2023, respectively, and was primarily comprised of borrowings under its revolving credit facility.
The following table reflects available funding capacity as of December 31, 2024:

	December 31, 2024
Cash and cash equivalents		$2,454
Credit agreement:
Total availability under the credit agreement	$130,000
Outstanding borrowings on revolving credit facility	(46,467)
Letters of credit outstanding	(1,409)
Net availability under the revolving credit facility		82,124
Total available funding capacity		$84,578
As of December 31, 2024, the Company was in compliance with all covenants of the Credit Agreement and has $84,578 available funding capacity, subject to covenant restrictions.
The Company’s operating cash flows are impacted from period to period by fluctuations in working capital, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as business mix, commercial terms, and market conditions as well as seasonality may impact working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of December 31, 2024, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.
On May 23, 2024, the Company's Board of Directors approved the termination of the frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). At such time, the Company notified all plan participants of the Company's intentions to terminate and fully settle the obligations.
During the fourth quarter of 2024, the Company completed the termination of the US DB Plan by distributing all the assets of its US DB Plan and by making additional cash contributions of $1,806 to effectuate the termination of this plan. The settlement of these obligations resulted in the recognition of a charge of $1,722 which has been presented as a component of “Other expense - net” for the year ended December 31, 2024.
The Company's UK DB Plan is fully funded as of December 31, 2024. In January 2025, the Company entered into an insurance buy-in contract with a third party insurer which resulted in an exchange of plan assets for an annuity that covers our future projected benefit obligations. The Company expects the buy out of the plan and transfer of future benefit obligations of plan participants to be completed in early 2026. The Company does not expect to make any further contributions to the UK DB Plan.
The change in cash and cash equivalents for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$22,632	$36,956
Net cash (used in) provided by investing activities	(6,312)	2,486
Net cash used in financing activities	(16,231)	(39,296)
Effect of exchange rate changes on cash and cash equivalents	(195)	(468)
Net decrease in cash and cash equivalents	$(106)	$(322)
Cash Flows from Operating Activities
During the year ended December 31, 2024, net cash provided by operating activities was $22,632, compared to $36,956 during the prior year. During 2024, cash flow provided by operating activities consisted of net income and non-cash items amounting to $27,195 and changes in certain assets and liabilities netting to a cash outflow of $4,563. In 2023, cash flow provided by operating activities consisted of net income and non-cash items amounting to $21,453 and changes in certain assets and liabilities netting to a cash inflow of $15,503. Both periods include payments of $8,000 for the UPRR Settlement, which was fully paid as of December 31, 2024.
Cash Flows from Investing Activities
For the year ended December 31, 2024, the Company had capital expenditures of $9,791, a $5,278 increase from 2023. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives. In 2024, the Company sold the facility and land of its former joint venture in Magnolia, Texas and fixed assets associated with the Bridge Exit generating cash inflow of $3,895. In 2023, the Company received cash proceeds of $7,706 primarily from the sale of its Ties and Chemtec businesses.
Cash Flows from Financing Activities
The Company decreased its outstanding debt by $7,994 during the year ended December 31, 2024, primarily due to the proceeds from asset sales and operating cash flows. During the year ended December 31, 2023, the Company decreased outstanding debt by $37,260, primarily due to the proceeds from divestitures and improved operating cash flows.
During the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $15,000 of the Company’s common stock in open market transactions. For the year ended December 31, 2024 and 2023, the Company repurchased 300,302 shares of its stock for $6,808 and 134,208 shares for $2,310, respectively, under this program. For the year ended December 31, 2024 and 2023, the Company also purchased 59,577 and 24,886 of its stock, respectively, for $1,429 and $315 from employees to pay for withholding taxes in connection with the vesting of stock awards.
On August 5, 2024, the Board of Directors approved the modification of the Company’s stock repurchase program. The modifications include revising the repurchase program expiration date from February 2026 to February 2025. Additionally, the Board of Directors removed the restriction which previously limited repurchases to $5,000 in any trailing 12-month period. The authorized repurchase amount was unchanged at $15,000. As of December 31, 2024, the Company has repurchased stock of $9,118, with $5,882 of the original $15,000 authorized remaining. Any repurchases will continue to be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business.
On March 3, 2025, the Company's Board of Directors authorized the repurchase of up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. Refer to “Part II, Item 8, Financial Statements and Supplementary Data, Note 20 to the Consolidated Financial Statements.”
Financial Condition
The Company generated $22,632 in cash flows from operations during 2024, which was utilized to pay down debt, fund capital expenditures, and repurchase shares. As of December 31, 2024, the Company had $2,454 in cash and cash equivalents and $82,124 of availability under its revolving credit facility, subject to covenant restrictions.
Principal uses of cash in recent years have been to fund operations, including capital expenditures, acquisitions, repurchase shares, and service indebtedness. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital, and borrowing capacity.
Non-domestic cash balances of $1,882 are held in various locations throughout the world. Should management determine that the cash balances of its foreign subsidiaries exceed its projected working capital needs, excess funds may be repatriated and subject to additional income taxes.
On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement, as amended, modifies the prior amended revolving credit facility, on terms more favorable to the Company and extends the maturity from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 with a sublimit of the equivalent of $25,000 US dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. On August 12, 2022, the Company entered into a second amendment to its Credit Agreement (the “Second Amendment”) which added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit agreement, please refer to Note 9 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022 and expiring March 1, 2025 and August 13, 2026, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of December 31, 2024 and December 31, 2023 the swap asset was $430 and $1,225, respectively.

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
Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2024	2023
Rail, Technologies, and Services	$62,449	$84,418
Infrastructure Solutions	123,460	129,362
Total backlog	$185,909	$213,780
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog decreased $27,871 from the prior year stemming from the Rail Products business due to lower volumes, the UK Technology Services and Solutions businesses as the Company scales back initiatives in the UK market in line with our strategy, and the Steel Products business, including a $2,685 decline from a discontinued product line.
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
The Company’s income tax rate is significantly affected by the tax rate on global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside of the US. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. There have been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period.
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 13 which is incorporated by reference into this Item 7, for additional information regarding the Company’s deferred tax assets. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.
Revenue Recognition - Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 1 and Note 3 which is incorporated by reference into this Item 7, for a complete discussion of our revenue recognition policies. The Company derives revenue from products and services provided under long-term agreements with its customers. The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of project execution. The nature of these long-term agreements may give rise to several types of variable consideration, such as discounts and claims. Contract estimates may include additional revenue for submitted contract modifications, including at times unapproved change orders, if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As a result of management’s reviews of contract-related estimates, the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns resulting in anticipated revenue from existing contracts.
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

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “organic sales” refer to sales calculated in accordance with GAAP, adjusted to exclude divestiture or acquisition-related sales. Management evaluates the Company’s sales performance based on organic sales growth (decline). Organic sales growth (decline) is a non-GAAP financial measure of sales (which is the most directly comparable GAAP measure), adjusted to exclude the effects of acquisitions and divestitures from year-over-year comparisons. The Company believes this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. The Company reports organic sales growth (decline) at the consolidated and segment levels.
EBITDA is a non-GAAP financial measure that has been used in discussing the financial performance of the business for the years ended December 31, 2024 and 2023. EBITDA is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as many investors utilize EBITDA to enhance their ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization. In addition, EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA includes certain adjustments to EBITDA. In 2024, the Company made adjustments to exclude gains on asset sales, pension termination costs, restructuring costs, and costs associated with a resolved legal matter. In 2023, the Company made adjustments to exclude the loss on divestitures, expenses from the exit of the bridge grid deck product line, bad debt provision for customer bankruptcy, restructuring costs, and contingent consideration adjustments associated with the VanHooseCo acquisition.
The Company views net debt, which is total debt less cash and cash equivalents, as an important metric of the operational and financial health of the organization and useful to investors as an indicator of our ability to incur additional debt and to service our existing debt. The Company views funding capacity, which is the net availability under the revolving credit agreement plus cash and cash equivalents, as an important metric as it demonstrates the borrowing capacity of the Company.
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
Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP. Quantitative reconciliations of EBITDA, adjusted EBITDA, organic sales growth, funding capacity, and net debt to the non-GAAP financial measures are presented in this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2025 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – contract estimates
Description of the Matter
As explained in Notes 1 and 3 to the consolidated financial statements, revenue is recognized when the Company satisfies its performance obligations under a contract. The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under these long-term agreements is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which the Company believes best depicts the Company’s performance to date under the terms of the contract. For the year ended December 31, 2024, the Company recorded $52.7 million of over time input method revenue within net sales on its consolidated statement of operations. Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, sub-contractor costs, material costs, and total collections from the customer. Significant changes in the above estimates could impact the timing and amount of revenue and profitability of the Company’s long-term contracts.

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

To test the total estimates for long-term contracts, our audit procedures included, among others, obtaining an understanding of the contract, evaluating the consistency of estimated costs with the initial budget, and understanding margin changes throughout the life of the contract. We also performed a retrospective review of management’s estimates for a sample of completed contracts by comparing initial estimates with the actual historical data to assess management’s ability to estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
March 7, 2025

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,454	$2,560
Accounts receivable - net (Note 5)	64,978	53,484
Contract assets (Note 3)	16,720	29,489
Inventories - net (Note 6)	70,506	73,111
Other current assets	6,947	8,711
Total current assets	161,605	167,355
Property, plant, and equipment - net (Note 7)	75,374	75,579
Operating lease right-of-use assets - net (Note 8)	18,480	14,905
Other assets:
Goodwill (Note 4)	31,907	32,587
Other intangibles - net (Note 4)	14,801	19,010
Deferred tax assets (Note 13)	28,900	—
Other assets	3,483	2,965
TOTAL ASSETS	$334,550	$312,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,083	$39,500
Deferred revenue (Note 3)	10,205	12,479
Accrued payroll and employee benefits	15,393	16,978
Current portion of accrued settlement (Note 17)	—	8,000
Current maturities of long-term debt (Note 9)	167	102
Other accrued liabilities	12,448	17,442
Total current liabilities	88,296	94,501
Long-term debt (Note 9)	46,773	55,171
Deferred tax liabilities (Note 13)	1,150	1,232
Long-term operating lease liabilities (Note 8)	14,709	11,865
Other long-term liabilities	4,608	6,797
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2024 and December 31, 2023, 11,115,779; shares outstanding at December 31, 2024 and December 31, 2023, 10,573,432 and 10,733,935, respectively (Note 10)	111	111
Paid-in capital	43,550	43,111
Retained earnings	167,579	124,633
Treasury stock - at cost, common stock, shares at December 31, 2024 and December 31, 2023, 542,347 and 381,844, respectively (Note 10)	(11,208)	(6,494)
Accumulated other comprehensive loss (Note 11)	(21,716)	(19,250)
Total L.B. Foster Company stockholders’ equity	178,316	142,111
Noncontrolling interest	698	724
Total stockholders’ equity	179,014	142,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,550	$312,401

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2024	2023
Sales of goods	$462,659	$475,350
Sales of services	68,106	68,394
Total net sales (Note 3)	530,765	543,744
Cost of goods sold	352,556	368,197
Cost of services sold	60,147	63,503
Total cost of sales	412,703	431,700
Gross profit	118,062	112,044
Selling and administrative expenses	96,398	97,623
(Gain) on sale of former joint venture facility	(3,477)	—
Amortization expense (Note 4)	4,628	5,314
Operating income	20,513	9,107
Interest expense - net	4,992	5,528
Other expense - net (Note 18)	1,076	2,635
Income before income taxes	14,445	944
Income tax benefit (Note 13)	(28,398)	(355)
Net income	42,843	1,299
Net loss attributable to noncontrolling interest	(103)	(165)
Net income attributable to L.B. Foster Company	$42,946	$1,464

Basic earnings per common share (Note 12)	$4.01	$0.14
Diluted earnings per common share (Note 12)	$3.89	$0.13

Basic weighted average shares outstanding	10,721	10,799
Diluted weighted average shares outstanding	11,048	10,995

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023
Net income	$42,843	$1,299
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,887)	2,428
Unrealized loss on cash flow hedges, net of tax benefit of $203 and $0, respectively	(593)	(704)
Pension and post-retirement benefit plans benefit, net of tax benefit $0	—	152
Reclassification of pension liability adjustments to earnings, net of tax expense of $424 and $0, respectively*	1,014	39
Total comprehensive income	40,377	3,214
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(103)	(165)
Foreign currency translation adjustment	77	29
Amounts attributable to noncontrolling interest	(26)	(136)
Comprehensive income attributable to L.B. Foster Company	$40,403	$3,350

* Reclassifications out of Accumulated other comprehensive loss for pension obligations are reflected in Selling and administrative expense and pension settlement costs are reflected in Other expense - net .

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,843	$1,299
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(29,145)	(1,852)
Depreciation	9,452	9,949
Amortization	4,628	5,314
Equity loss (income) in nonconsolidated investment	14	(51)
Gain on sales and disposals of property, plant, and equipment	(4,431)	(459)
Stock-based compensation	3,834	4,179
Loss on asset divestitures	—	3,074
Change in operating assets and liabilities:
Accounts receivable	(12,262)	27,367
Contract assets	12,433	1,797
Inventories	2,376	(6,604)
Other current assets	924	1,372
Other noncurrent assets	(3,437)	(403)
Accounts payable	10,399	(4,558)
Deferred revenue	(2,230)	(2,850)
Accrued payroll and employee benefits	(1,469)	6,364
Accrued settlement	(8,000)	(8,000)
Other current liabilities	(6,703)	2,555
Other liabilities	3,406	(1,537)
Net cash provided by operating activities	22,632	36,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	3,895	539
Capital expenditures on property, plant, and equipment	(9,791)	(4,513)
Acquisitions, net of cash acquired	(416)	(1,246)
Proceeds from asset divestitures	—	7,706
Net cash (used in) provided by investing activities	(6,312)	2,486
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(230,640)	(208,668)
Proceeds from debt	222,646	171,408
Treasury stock acquisitions	(8,237)	(2,625)
Consideration received from noncontrolling interest	—	589
Net cash used in financing activities	(16,231)	(39,296)
Effect of exchange rate changes on cash and cash equivalents	(195)	(468)
Net decrease in cash and cash equivalents	(106)	(322)
Cash and cash equivalents at beginning of period	2,560	2,882
Cash and cash equivalents at end of period	$2,454	$2,560
Supplemental disclosure of cash flow information:
Net interest paid	$4,659	$5,454
Net income taxes paid (received)	$1,628	$(221)

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance, December 31, 2022	$111	$41,303	$123,169	$(6,240)	$(21,165)	$420	$137,598
Net income (loss)	—	—	1,464	—	—	(165)	1,299
Other comprehensive income (loss), net of tax:
Pension liability adjustment	—	—	—	—	191	—	191
Foreign currency translation adjustment	—	—	—	—	2,428	29	2,457
Unrealized derivative loss on cash flow hedges	—	—	—	—	(704)	—	(704)
Purchase of 134,208 common shares for treasury	—	—	—	(2,310)	—	—	(2,310)
Issuance of 91,316 common shares, net of shares withheld for taxes	—	(2,371)	—	2,056	—	—	(315)
Stock-based compensation	—	4,179	—	—	—	—	4,179
Investment of noncontrolling interest	—		—	—	—	440	440
Balance, December 31, 2023	111	43,111	124,633	(6,494)	(19,250)	724	142,835
Net income (loss)	—	—	42,946	—	—	(103)	42,843
Other comprehensive income (loss), net of tax:
Pension liability adjustment	—	—	—	—	1,014	—	1,014
Foreign currency translation adjustment	—	—	—	—	(2,887)	77	(2,810)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(593)	—	(593)
Purchase of 300,302 common shares for treasury	—	—	—	(6,808)	—	—	(6,808)
Issuance of 139,799 common shares, net of shares withheld for taxes	—	(3,523)	—	2,094	—	—	(1,429)
Stock-based compensation	—	3,834	—	—	—	—	3,834
Investment of noncontrolling interest	—	128	—	—	—	—	128
Balance, December 31, 2024	$111	$43,550	$167,579	$(11,208)	$(21,716)	$698	$179,014
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
L.B. Foster Company (together with its subsidiaries, the “Company”) is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company is organized and operated in two reporting segments: Rail, Technologies, and Services (“Rail”) and Infrastructure Solutions (“Infrastructure”). The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Infrastructure segment is composed of nine operating facilities across the US providing engineered precast concrete solutions, as well as fabricated bridge, protective pipe coating, and pipe threading offerings across North America.
On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC (“Cougar”), located in Caldwell, Idaho, which is a licensed manufacturer of Redi-Rock and natural concrete products for $1,644. Cougar has been included in the Precast Concrete Products business unit within the Infrastructure segment.
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line and expects to complete any remaining customer obligations in 2025. The grid deck product line is reported in the Bridge Products division within the Infrastructure segment.
On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated (“Ties”), located in Spokane, WA, for $2,362 in proceeds. The Ties business was reported in the Rail Products business unit within the Rail segment.
On March 30, 2023, the Company sold substantially all the operating assets of its Precision Measurement Products and Systems business, Chemtec Energy Services LLC (“Chemtec”), for $5,344 in proceeds. The Chemtec business was reported in the Coatings and Measurement division within the Infrastructure segment.
Use of estimates
The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates, judgements, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and changes in these estimates are recorded when known.
Significant accounting policies
Cash and cash equivalents
The Company considers cash and other instruments with maturities of three months or less when purchased to be cash and cash equivalents. The Company invests available funds in a manner to preserve investment principal and maintain liquidity. Cash and cash equivalents held in non-domestic accounts were $1,882 and $2,193 as of December 31, 2024 and 2023, respectively.
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
Property, plant, and equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 10 to 40 years for buildings and 2 to 50 years for machinery and equipment. Leasehold improvements are amortized over 3 to 19 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no material property, plant, and equipment impairments recorded for the years ended December 31, 2024 and 2023.
Maintenance, repairs, and minor renewals are charged to operations as incurred. Major renewals and betterments that substantially extend the useful life of the property are capitalized at cost. Upon the sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use.
Allowance for credit losses
The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns, bad debt expense experience, expected future trends of collections, current and expected market conditions, and any other relevant subjective adjustments as needed. Management maintains high-quality credit review practices and positive customer relationships that we believe mitigates credit risks. The Company’s reserves are regularly reviewed and revised as necessary. Reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations.
The Company has also established policies regarding allowance for credit losses associated with contract assets, which includes standalone reserve assessments for its long-term, complex contracts as needed as well as detailed regular review and updates to contract margins, progress, and value. A standard reserve threshold is applied to contract assets related to short-term, less complex contracts. Management also regularly reviews collection patterns and future expected collections and makes necessary revisions to allowance for credit losses related to contract assets.
Goodwill and other intangible assets
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is tested annually for impairment or more often if there are indicators of impairment within a reporting unit. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. When evaluating for impairment the Company may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more like than not that the fair value of the reporting unit does not exceed its carrying value, we perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as a component of operations. The Company's quantitative analysis considers and evaluates each of the three traditional approaches to value: the income approach, the market approach, and the asset approach. The Company uses a combination of a discounted cash flow method and a market approach to determine the fair values of the reporting units. The Company performs its annual impairment tests in the fourth quarter.
The Company’s fourth quarter 2024 annual test included the assessment of a qualitative analysis to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value and was not required to perform a quantitative assessment. The qualitative assessment considers fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The qualitative assessment considered and evaluated a variety of events or factors that could influence the fair value of the reporting unit, including, but not limited to, actual and projected reporting unit profitability, changes in key personnel, legal and regulatory conditions, industry outlook, macroeconomic conditions, and the reporting units’ competitive position. No impairment was recorded during 2024. The Company also monitors the recoverability of the long-lived assets associated with the asset groups of the Company and the long-term financial projections of the businesses to assess for asset impairment.
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
Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2024 and 2023, the product warranty reserve was $602 and $688, respectively.
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
Foreign currency translation
The assets and liabilities of the Company’s foreign subsidiaries are measured using the local currency as the functional currency and are translated into US dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of “Accumulated other comprehensive loss” within the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in “Other income or expense.” For the years ended December 31, 2024 and 2023, foreign currency transaction gain of $154 and foreign currency transaction loss of $77, respectively, were included in “Other expense - net” in the Consolidated Statements of Operations.
Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2024 and 2023, research and development expenses were $2,831 and $2,555, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail segment.
Recently issued accounting guidance
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires enhanced disclosures regarding significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included in each reported measure of segment profit or loss, including an amount for “other segment items” by reportable segment and a description of its composition. ASU 2023-07 also requires entities to disclose the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss to assess performance and allocate resources. The Company adopted this guidance for the year ended December 31, 2024 and applied to the guidance retrospectively to all periods presented in the financial statements. The expanded disclosures of the provision of ASU 2023-07 are included in Note 2. ASU 2023-07 affects only disclosures with no impacts to the Company’s financial condition, results of operations, and cash flows.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and disaggregation of income tax expense and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09, but does not expect this standard to have a material effect on its financial condition, results of operations, and cash flows.
Note 2. Business Segments
The Company determines its operating segments based on how the Company’s CODM, the Company’s President and Chief Executive Officer, manages the businesses, including resource allocation and operating decisions. The Company is organized into two operating segments, which represent the individual businesses that are run separately within this operational structure.
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
The Company has two reportable segments: Rail and Infrastructure. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the CODM, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. The CODM uses segment operating income to determine resources to allocate to each segment (including personnel and financial resources) during the annual budgeting process. The CODM evaluates segment performance regularly by comparing the segment operating income to the budgeted measure.
The Company’s Rail reporting segment consists of the Rail Products, Global Friction Management, and Technology Services and Solutions business units, which was evaluated based on the factors outlined above. The Rail reporting segment engineers, manufactures, and assembles friction management products and railway wayside data collection, application systems, railroad condition monitoring systems and equipment, wheel impact load detection systems, management systems, and provides services for these products. The Rail segment also provides a full line of new and used rail, trackwork, and accessories to railroads, mines, and other customers in the rail industry as well as designs and produces insulated rail joints, power rail, track fasteners, coverboards, and special accessories for mass transit and other rail systems. In addition, the Rail segment provides controls, displays, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience.
On June 30, 2023, the Company sold substantially all the operating assets of the prestressed concrete railroad tie business operated by its wholly-owned subsidiary, CXT Incorporated, located in Spokane, WA. Cash proceeds from the transaction were $2,362, generating a pre-tax loss of $1,009. The Ties business was reported in the Rail Products business unit within the Rail segment.
The Company’s Infrastructure segment consists of the Precast Concrete Products and Steel Products business units. The Precast Concrete Products business unit produces precast concrete buildings and a variety of specialty precast concrete products for use in several infrastructure end markets, including transportation, energy, and general infrastructure. The precast concrete buildings are primarily used as restrooms, concession stands, and protective storage buildings in national, state, and municipal parks, while other precast products include sound walls, bridge beams, box culverts, septic tanks, and other custom pre-stressed products. The Company leased a facility in Lake County, Florida in 2024, which will produce precast concrete wall systems when operations commence in 2025. The Steel Products business unit also produces threaded pipe products for industrial water well and irrigation markets as well pipe coatings for oil and gas markets. In addition, the segment produces bridge forms, which will be a retained business, and products associated with the Bridge Exit which includes bridge decking, bridge railing, structural steel fabrications, and expansion joints.
On November 17, 2023, the Company acquired the operating assets of Cougar Mountain Precast, LLC (“Cougar”) which is a licensed manufacturer of Redi-Rock and natural concrete products for $1,644. Cougar has been included in the Precast Concrete Products business unit within the Infrastructure segment.
On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business, which was inclusive of its entire Precision Measurement Products and Services division, located in Willis, TX. Cash proceeds from the transaction were $5,344, resulting in a pre-tax loss of $2,065. The Chemtec business was reported in the Steel Products business unit within the Infrastructure segment.
On August 30, 2023, the Company announced the Bridge Exit which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued bridge grid deck product line expect to complete any remaining customer obligations during 2025. For the years ended December 31, 2024 and 2023, the product line had $3,700 and $6,146 in sales, respectively. During 2024, the Company incurred an immaterial amount of exit costs, all of which were personnel expenses. During 2023, the Company incurred $1,403 of Bridge Exit costs, of which $1,141 was recorded in “Cost of goods sold” and $262 was recorded in “Selling and administrative expenses.” These expenses included $474 in inventory write-downs, $667 in personnel related expenses, and $262 in other exit costs; the majority of cash payments were made in early 2024. During 2023 the Company also recorded a $1,977 reduction in net sales and a $3,051 reduction in gross profit stemming from changes in expected value of certain commercial projects associated with the Bridge Exit.
Segment operating income includes reportable segment gross profit and direct expenses such as salaries, benefits, restructuring, research and development, professional and purchased services expenditures, amortization expense, bad debt expense, and other segment expenses. Additionally, segment operating income includes allocated corporate operating expenses associated with central services such as quality, logistics, environmental health and safety, information technology, insurance, and human resources. Other corporate functional costs that are associated with the operating segments are also allocated to the segments such as finance, marketing, credit and collections, and treasury functions. Operating expenses related to corporate headquarter functions are allocated to each segment based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1.
Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, insurance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in other expense - net, which are managed on a consolidated basis, are not allocated to the operating segments.
The operating results of the Company’s reportable segments were as follows as of and for the years ended December 31:

	2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$326,869	$203,896	$530,765
Less:
Cost of sales	(254,400)	(158,303)	(412,703)
Selling and administrative employment costs	(32,002)	(23,868)	(55,870)
Purchased services(1)	(7,410)	(6,336)	(13,746)
General administrative costs(2)	(7,796)	(4,735)	(12,531)
Amortization expense	(3,349)	(1,279)	(4,628)
Segment operating income	$21,912	$9,375	$31,287

Reconciliation of segment operating income
Total segment operating income			$31,287
Gain on sales of former joint venture facility			3,477
Interest expense - net			(4,992)
Other expense - net			(1,076)
Public company costs			(5,755)
Corporate executive management costs			(5,726)
Corporate management stock-based compensation			(2,065)
Other corporate expenses			(705)
Income before income taxes			$14,445
(1) Purchased services costs include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, depreciation and restructuring expenditures.
Included in the Rail segment operating income for the year ended December 31, 2024, was a $1,134 expense related to restructuring.

Included in the Infrastructure segment operating income for the year ended December 31, 2024 was gain on the sale of ancillary property within the Steel Products business unit for total consideration of $1,300 generating an $815 gain on sale recorded in “Cost of goods sold” and a $113 expense related to restructuring.
During the year ended December 31, 2024, the Company sold a former joint venture facility located in Magnolia, Texas generating a $3,477 gain on sale recorded in “Gain on sale of former joint venture facility” which is included as a component of corporate operating income.

	2023
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$312,160	$231,584	$543,744
Less:
Cost of sales	(247,126)	(184,574)	(431,700)
Selling and administrative employment costs	(33,181)	(25,007)	(58,188)
Purchased services(1)	(7,264)	(6,397)	(13,661)
General administrative costs(2)	(9,011)	(4,942)	(13,953)
Amortization expense	(3,272)	(2,042)	(5,314)
Segment operating income	$12,306	$8,622	$20,928

Reconciliation of segment operating income
Total segment operating income			$20,928
Interest expense - net			(5,528)
Other expense - net			(2,635)
Public company costs			(4,814)
Corporate executive management costs			(3,807)
Corporate management stock-based compensation			(2,816)
Other corporate expenses			(384)
Income before income taxes			$944
(1) Purchased services costs include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, depreciation and restructuring expenditures.
Included in the Rail operating income for the year ended December 31, 2023 was a $1,862 expense related to bad debt due to a customer filing for administrative protection and a $676 expense related to restructuring, both of which were within the Company’s UK-based Technology Services and Solutions business.
Included in the Infrastructure segment operating income for the year ended December 31, 2023 were the Bridge Exit costs, as well as the sales and related gross profit impacts of the Bridge Exit.

Reconciliations of reportable segment assets, depreciation and amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2024
	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$158,859	$4,793	$2,032
Infrastructure Solutions	123,755	7,417	6,366
Reportable segment total	282,614	12,210	8,398
Corporate	51,936	1,870	1,393
Total	$334,550	$14,080	$9,791

	2023
	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$156,638	$5,172	$1,165
Infrastructure Solutions	130,247	8,262	2,349
Reportable segments total	286,885	13,434	3,514
Corporate	25,516	1,829	999
Total	$312,401	$15,263	$4,513
For the year ended December 31, 2024, net sales from one customer of the Rail segment represented approximately $71,800 of the Company's consolidated net sales. During 2023, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments were immaterial and eliminated in consolidation.
The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2024	2023
United States	$454,694	$463,936
Canada	22,088	24,925
United Kingdom	44,086	41,418
Other	9,897	13,465
Total net sales	$530,765	$543,744

The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2024	2023
United States	$72,899	$72,840
Canada	151	56
United Kingdom	1,765	1,833
Other	559	850
Total property, plant, and equipment - net	$75,374	$75,579

The following table summarizes the Company’s sales by major product and service line for the years ended December 31:

	December 31,
	2024	2023
Rail Products	$207,696	$205,797
Global Friction Management	65,984	63,946
Technology Services and Solutions	53,189	42,417
Rail, Technologies, and Services	326,869	312,160
Precast Concrete Products	136,043	136,458
Steel Products	67,853	95,126
Infrastructure Solutions	203,896	231,584
Total net sales	$530,765	$543,744

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
The Company records contract liabilities in “Deferred revenue” within the Consolidated Balance Sheets. Deferred revenue of $10,205 and $12,479 as of December 31, 2024 and 2023, respectively, consisted of customer billings or payments received for which the revenue recognition criteria had not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects.
For the years ended December 31, 2024 and 2023, revenue recognized over time was as follows:

	Year Ended December 31,		Percentage of Total Net Sales Year Ended December 31,
	2024	2023	2024	2023
Over time input method	$52,706	$59,864	10.0%	11.1%
Over time output method	92,548	88,856	17.4	16.3
Total over time sales	$145,254	$148,720	27.4%	27.4%
Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims and awards. Contract estimates may include additional revenue for submitted contract modifications, including at times unapproved change orders, if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As a result of management's reviews of contract-related estimates, the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. In the event that a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.
The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 72.6% of revenue for each of the years ended December 31, 2024 and 2023. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer upon shipment and revenue is not recognized until the customer has received the products at a designated physical location.

For the years ended December 31, 2024 and 2023, net sales by the timing of the transfer of goods and services were as follows:

Year Ended December 31, 2024	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$263,432	$122,079	$385,511
Over time	63,437	81,817	145,254
Total net sales	$326,869	$203,896	$530,765

Year Ended December 31, 2023	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$254,345	$140,679	$395,024
Over time	57,815	90,905	148,720
Total net sales	$312,160	$231,584	$543,744

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities), included in deferred revenue on the Consolidated Balance Sheets.
The following table sets forth the Company’s contract assets:

Contract Assets
Contract asset balance as of December 31, 2023	$29,489
Net additions to contract assets	7,490
Transfers from contract asset balance to accounts receivable	(20,259)
Contract asset balance as of December 31, 2024	$16,720
The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Contract liability balance as of December 31, 2023	$2,189
Revenue recognized from contract liabilities	(1,410)
Increase in billings in excess of costs, excluding revenue recognized	1,529
Other adjustments	(317)
Balance as of December 31, 2024	$1,991
The Company has established policies regarding allowance for credit losses associated with contract assets, which includes standalone reserve assessments for its long-term, complex contracts as needed as well as detailed regular review and updates to contract margins, progress, and value. A standard reserve threshold is applied to contract assets related to short-term, less complex contracts. Management also regularly reviews collection patterns and future expected collections and makes necessary revisions to allowance for credit losses related to contract assets.
During 2024, the Company recorded $2,593 in reductions to net sales stemming from changes in actual and expected values of certain commercial contracts. Such adjustments were $8,718 in 2023, including $2,987 associated with the Bridge Exit and other settled contracts. See Note 2 for additional information for the Company’s net sales by major product and service category.
As of December 31, 2024, the Company had approximately $185,909 of remaining performance obligations, which is also referred to as backlog. Approximately 14.2% of the backlog as of December 31, 2024 was related to projects that are anticipated to extend beyond December 31, 2025.

Note 4. Goodwill and Other Intangible Assets
As of December 31, 2024 and 2023, the following table represents the goodwill balance by reportable segment:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2022:	$19,948	$10,785	$30,733
Acquisitions	—	1,336	1,336
Foreign currency translation impact	518	—	518
Balance as of December 31, 2023:	20,466	12,121	32,587
Cougar purchase accounting adjustment	—	(445)	(445)
Foreign currency translation impact	(235)	—	(235)
Balance as of December 31, 2024:	$20,231	$11,676	$31,907
On November 17, 2023, the Company acquired Cougar Mountain Precast, LLC., for which all purchase accounting adjustments were finalized as of March 31, 2024. Purchase accounting finalization during the three months ended March 31, 2024 included adjustments to record $429 of gross intangible assets for customer relationships with a weighted average amortization period of 5 years and other immaterial adjustments.
The Company elected to perform a qualitative assessment as an annual test of goodwill impairment in the fourth quarter of 2024 and, as a result of this assessment, the Company determined a quantitative assessment was not necessary and no impairments were recorded in 2024. However, future impairment charges could result if future projections diverge unfavorably from current expectations.
As of December 31, 2024 and 2023, the components of the Company’s intangible assets were as follows:

	December 31, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$308	$(198)	$110
Customer relationships	13	28,006	(19,958)	8,048
Trademarks and trade names	13	7,974	(5,219)	2,755
Technology	9	32,616	(28,923)	3,693
Favorable lease	6	327	(132)	195
		$69,231	$(54,430)	$14,801

	December 31, 2023
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$335	$(199)	$136
Customer relationships	16	27,712	(17,236)	10,476
Trademarks and trade names	16	7,989	(4,593)	3,396
Technology	9	32,658	(27,906)	4,752
Favorable lease	6	327	(77)	250
		$69,021	$(50,011)	$19,010
Intangible assets are amortized over their useful lives ranging from 3 to 25 years, with a total weighted average amortization period of approximately 11 years. Amortization expense for the years ended December 31, 2024 and 2023 were $4,628 and $5,314, respectively. During the year ended December 31, 2023, certain fully amortized intangible assets of $27 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization.

Estimated annual amortization expense for the years ending December 31, 2025 and thereafter is as follows:

Year Ending December 31,
2025	$2,957
2026	2,425
2027	2,107
2028	1,549
2029	1,158
2030 and thereafter	4,605
$14,801
Note 5. Accounts Receivable
Accounts receivable as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
Accounts receivable	$66,105	$54,293
Allowance for credit losses	(1,127)	(809)
Accounts receivable - net	$64,978	$53,484
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were an expense of $365 and $1,912 for the years ended December 31, 2024 and 2023, respectively. The changes in reserves for uncollectible accounts are net of recoveries of previous write-offs of $335 for the year ended December 31, 2024.
The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns, bad debt expense experience, expected future trends of collections, current and expected market conditions, and any other relevant subjective adjustments as needed. Management maintains high-quality credit review practices and positive customer relationships that we believe mitigates credit risks. The Company’s reserves are regularly reviewed and revised as necessary.
The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
December 31, 2023	$809
Additions to the current period provision	700
Write-off against allowance	(47)
Recoveries of previous write-offs	(335)
December 31, 2024	$1,127
Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2024 and 2023 are summarized in the following table:

	December 31,
	2024	2023
Finished goods	$37,238	$44,518
Work-in-process	6,717	4,675
Raw materials	26,551	23,918
Inventories - net	$70,506	$73,111

Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Land	$5,864	$5,869
Improvements to land and leaseholds	19,566	19,404
Buildings	31,703	31,447
Machinery and equipment, including equipment under finance leases	117,377	118,190
Construction in progress	4,415	1,702
Gross property, plant, and equipment	178,925	176,612
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(103,551)	(101,033)
Property, plant, and equipment - net	$75,374	$75,579
Depreciation expense, including amortization of assets under finance leases, for the years ended December 31, 2024 and 2023 amounted to $9,452 and $9,949, respectively.
There were no material property, plant, and equipment impairments recorded for the year ended December 31, 2024 and 2023.
Note 8. Leases
The Company determines if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets,” “Other accrued liabilities,” and “Long-term operating lease liabilities” within the Consolidated Balance Sheets. Finance leases are included in “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” in the Consolidated Balance Sheets.
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
The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of December 31, 2024, its leases had remaining lease terms of 1 to 10 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.
The balance sheet components of the leases were as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$18,480	$14,905
Other accrued liabilities	$3,771	$3,040
Long-term operating lease liabilities	14,709	11,865
Total operating lease liabilities	$18,480	$14,905
Finance leases
Property, plant, and equipment	$1,545	$1,317
Accumulated amortization	(1,072)	(1,104)
Property, plant, and equipment - net	$473	$213
Current maturities of long-term debt	$167	$102
Long-term debt	306	111
Total finance lease liabilities	$473	$213

The components of lease expense within the Consolidated Statements of Operations were as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Finance lease cost:
Amortization of finance leases	$160	$186
Interest on lease liabilities	43	58
Operating lease cost	3,181	3,448
Sublease income	(200)	(200)
Total lease cost	$3,184	$3,492
The cash flow components of the leases were as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,746)	$(4,113)
Financing cash flows from finance leases	(212)	(214)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6,605	$404
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	December 31,
	2024	2023
Operating lease weighted-average remaining lease term	6	6
Operating lease weighted-average discount rate	5.5%	5.2%
Finance lease weighted-average remaining lease term	4	2
Finance lease weighted-average discount rate	4.8%	3.6%
As of December 31, 2024, estimated annual maturities of lease liabilities for the year ending December 31, 2025 and thereafter were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$4,589	$197
2026	4,526	126
2027	3,607	66
2028	3,151	65
2029	2,750	65
2030 and thereafter	2,417	60
	21,040	579
Interest	(2,560)	(106)
Total	$18,480	$473

Note 9. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Revolving credit facility with an interest rate of 6.38% as of December 31, 2024 and 7.40% as of December 31, 2023	$46,467	$55,060
Lease obligations payable in installments through 2024 with a weighted average interest rate of 4.80% as of December 31, 2024 and 4.67% as of December 31, 2023	473	213
Total debt	46,940	55,273
Less: current maturities	(167)	(102)
Long-term portion	$46,773	$55,171
The expected maturities of long-term debt for December 31, 2025 and thereafter are as follows:

Year Ending December 31,
2025	$167
2026	46,577
2027	51
2028	50
2029	50
2030 and thereafter	45
Total	$46,940
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
As of December 31, 2024 and 2023, the Company was in compliance with the covenants in the Credit Agreement, as amended. As of December 31, 2024 and 2023, the Company had outstanding letters of credit of approximately $1,409 and $2,807, respectively, and had net available borrowing capacity of $82,124 and $72,133, respectively, subject to covenant restrictions. The maturity date of the facility is August 13, 2026.
Note 10. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2024 and 2023. The common stock has a par value of $0.01 per share and the Company did not make any dividend payments during the years ended December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company withheld 59,577 and 24,886 shares for approximately $1,429 and $315, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. During the first quarter of 2023, the Company's Board of Directors authorized the repurchase of up to $15,000 of the Company's common stock in open market transactions. Repurchases of shares of the Company’s common stock may be made from time to time in the open market or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time.
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
In connection with the stock repurchase program, 300,302 shares valued at $6,808 were repurchased during the year ended December 31, 2024 and 134,208 shares valued at $2,310 were repurchased during the year ended December 31, 2023. There were no dividends declared during the years ended December 31, 2024 and 2023.
On March 3, 2025, the Company's Board of Directors authorized the repurchase of up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028, as discussed in Note 20.

	Common Stock
	Treasury	Outstanding

	(Number of Shares)
Balance at end of 2022	338,952	10,776,827
Issued for stock-based compensation plans	(91,316)	91,316
Repurchased common stock	134,208	(134,208)
Balance at end of 2023	381,844	10,733,935
Issued for stock-based compensation plans	(139,799)	139,799
Repurchased common stock	300,302	(300,302)
Balance at end of 2024	542,347	10,573,432
Note 11. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Pension and post-retirement benefit plan adjustments	$93	$(921)
Unrealized income on interest rate swap contracts	685	1,278
Foreign currency translation adjustments	(22,494)	(19,607)
Accumulated other comprehensive loss	$(21,716)	$(19,250)
During the year ended December 31, 2024, the Company reclassified $1,174 of pension and post-retirement benefit plan adjustments from “Accumulated other comprehensive loss” to “Other expense - net” as a result of the termination our frozen L.B. Foster Company Merged Retirement Plan, discussed further in Note 16. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries. See Note 13 for further information.

Note 12. Earnings Per Common Share
(Share amounts in thousands)
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$42,946	$1,464
Denominator:
Weighted average shares outstanding	10,721	10,799
Denominator for basic earnings per common share	10,721	10,799
Effect of dilutive securities:
Stock compensation plans	327	196
Dilutive potential common shares	327	196
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	11,048	10,995
Basic earnings per common share	$4.01	$0.14
Diluted earnings per common share	$3.89	$0.13

Note 13. Income Taxes
Income before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Domestic	$21,200	$14,575
Foreign	(6,755)	(13,631)
Income before income taxes	$14,445	$944

Significant components of the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$(16)
State	2	53
Foreign	745	1,460
Total current	747	1,497
Deferred:
Federal	(21,441)	—
State	(7,691)	—
Foreign	(13)	(1,852)
Total deferred	(29,145)	(1,852)
Total income tax (benefit) expense	$(28,398)	$(355)

The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Statutory rate	$3,033	21.0%	$198	21.0%
Foreign tax rate differential	(249)	(1.7)	(520)	(55.1)
State income taxes, net of federal benefit	772	5.3	322	34.1
Non-deductible expenses	221	1.5	206	21.8
Non-deductible executive compensation	400	2.8	256	27.1
Income tax credits	(164)	(1.1)	(218)	(23.1)
Change in income tax rates	(229)	(1.6)	(38)	(4.0)
Tax on unremitted foreign earnings	148	1.0	181	19.2
Change in valuation allowance	(31,937)	(221.1)	(723)	(76.6)
Other	(393)	(2.7)	(19)	(2.0)
Total income tax (benefit) expense / effective rate	$(28,398)	(196.6)%	$(355)	(37.6)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Goodwill and other intangibles	$1,224	$1,762
Accrued settlement	—	2,001
Deferred compensation	3,885	4,127
Contingent liabilities	448	600
Net operating loss / tax credit carryforwards	35,431	36,217
Pension and post-retirement liability	—	149
Inventories	1,082	852
Warranty reserve	138	146
Accounts receivable	265	201
Interest deduction carryforward	1,444	1,882
Capitalized research expenditures	1,882	1,599
Other	453	680
Total deferred tax assets	46,252	50,216
Less: valuation allowance	(8,223)	(40,125)
Net deferred tax assets	38,029	10,091
Deferred tax liabilities:
Goodwill and other intangibles	(1,472)	(2,181)
Depreciation	(7,845)	(8,596)
Pension and post-retirement liability	(410)	—
Unrealized income on interest rate swap contracts	(110)	(306)
Unremitted earnings of foreign subsidiaries	(195)	(50)
Other	(247)	(190)
Total deferred tax liabilities	(10,279)	(11,323)
Net deferred tax (liabilities) assets	$27,750	$(1,232)

A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all available evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.
During 2024, the Company reversed $34,210 of its valuation allowance previously recorded against certain U.S. federal and state deferred tax assets. The positive evidence considered in evaluating U.S. federal and state deferred tax assets included the Company's cumulative financial income position over the previous three years, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on our evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. federal and state deferred tax assets. The amount of deferred tax assets considered realizable, however, could be adjusted if negative evidence outweighs additional subjective evidence such as the Company's projections for growth.
As of December 31, 2024, the Company had a federal Net Operating Loss (“NOL”) carryforward of $93,344, which is limited to 80% of taxable income annually, but may be carried forward indefinitely. The Company also has federal research tax credit carryforwards in the amount of $1,228 that will expire at various times from 2036 through 2044. Based on information available as of December 31, 2024, the Company believes it is more likely than not that the tax benefits from the federal loss carryforwards and research tax credit carryforwards will be realized.
As of December 31, 2024 and 2023, the tax benefit of NOL carryforwards available for state income tax purposes was $9,802 and $10,137, respectively. Many state NOL carryforwards will expire in various years through 2044, while some may be carried forward indefinitely. Based on information available as of December 31, 2024, the Company believes it is more likely than not that a portion of the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $2,153 against deferred tax assets related to state operating loss carryforwards as of December 31, 2024.
As of December 31, 2024, the Company has NOL carryforwards in certain foreign jurisdictions of $26,346, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2024 and have projected future taxable losses. Based on information available as of December 31, 2024, the Company believes it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, it has provided a valuation allowance of $6,070, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2024.
The determination to record or not record a valuation allowance involves management's judgment, based on the consideration of positive and negative evidence available at the time of the assessment. Management will continue to assess the realization of its deferred tax assets based upon future evidence, and may record adjustments to valuation allowances against deferred tax assets in future periods, as appropriate, that could materially impact net income.
Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the United States. As of December 31, 2024, management determined that a portion of the Company’s outside basis differences in its foreign subsidiaries would not be indefinitely reinvested outside of the United States. The Company has accrued foreign withholding taxes of $195 related to $3,900 of outside basis differences in its foreign subsidiaries that are not indefinitely reinvested as of December 31, 2024. It is management’s intent and practice to indefinitely reinvest all other undistributed earnings outside of the United States. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Unrecognized tax benefits at beginning of period:	$307	$354
Decreases based on tax positions for prior periods	(42)	(47)
Balance at end of period	$265	$307
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $265 as of December 31, 2024. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2024 and 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $294 and $332, respectively. As of December 31, 2024, the Company did not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.
The Company files income tax returns in the US and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2021 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2020 period and thereafter.

Note 14. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation - Stock-based Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. Stock forfeitures and cancellations are recognized as they occur.
The Company recorded stock-based compensation expense of $3,834 and $4,179 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, unrecognized compensation expense for awards that the Company expects to vest approximated $5,154. The Company will recognize this unrecognized compensation expense over approximately 2.2 years through February 13, 2027.
Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized but previously unissued common stock.
As of December 31, 2024, the Company had stock awards issued pursuant to the 2022 Equity and Incentive Compensation Plan (the “Equity and Incentive Compensation Plan”) and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan allowed for the issuance of 2,058,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Equity and Incentive Compensation Plan allows for the issuance of 1,924,077 shares of common stock, which includes 1,835,000 shares that were authorized under the Equity and Incentive Compensation Plan and 89,077 shares remaining available for the Omnibus Incentive Plan, through the granting of stock options or stock awards (including performance units and restricted stock units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The total number of shares of common stock available for issuance, including shares that were forfeited, cancelled, expired, settled for cash, or unearned under the Omnibus Plan, were available for awards under the Equity and Incentive Compensation Plan as of its approval date. The Omnibus Plan and Equity and Incentive Compensation Plan provide for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan and Equity and Incentive Compensation Plan also provide that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan or Equity and Incentive Compensation Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2024 and 2023.
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
During 2024 and 2023, the non-employee directors were granted a total of 22,458 and 39,312 restricted shares, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $589 and $468 for the years ended December 31, 2024 and 2023, respectively. During 2024, no deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The weighted average fair value of all the restricted stock grants awarded was $27.45 and $13.00 per share for the years ended December 31, 2024 and 2023, respectively.
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

The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2024 and 2023:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of December 31, 2022	174,173	46,268	108,478	$17.77
Granted	181,914	—	367,558	11.78
Vested	(88,367)	(33,864)	—	15.97
Net adjustment for incentive awards	—	—	84,302	13.75
Canceled and forfeited	(2,750)	—	—	14.46
Outstanding as of December 31, 2023	264,970	12,404	560,338	14.10
Granted	90,807	—	86,772	24.69
Vested	(148,808)	(12,404)	(29,778)	14.51
Net adjustment for incentive awards	—	—	(82,374)	17.46
Canceled and forfeited	(3,417)	—	(437)	14.43
Outstanding as of December 31, 2024	203,552	—	534,521	$16.31
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
In June 2022, under the Equity and Incentive Compensation Plan, the Company approved the Strategy Transformation Plan performance-based incentive stock award to incentivize key personnel for the strategic transformation of the Company. Under the four-year program, participants shall be eligible for a performance stock unit award of Company common stock with 50% of the shares earned based on the achievement of EBITDA Margin and 50% of the shares earned based on the Company’s stock price for the projected payout.
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
Excluding the restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $3,245 and $3,711, respectively, for the periods ended December 31, 2024 and 2023 related to restricted stock and performance unit awards.
Note 15. Fair Value Measurements
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
SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps, with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022 and expiring March 1, 2025 and August 13, 2026, respectively. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of December 31, 2024 and December 31, 2023, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position and “Other accrued liabilities” when in a liability position within our Consolidated Balance Sheets.

	Fair Value Measurements as of December 31, 2024				Fair Value Measurements as of December 31, 2023
	December 31, 2024	Level 1	Level 2	Level 3	December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps	$430	$—	$430	$—	$1,225	$—	$1,225	$—
Total assets	$430	$—	$430	$—	$1,225	$—	$1,225	$—
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
For the years ended December 31, 2024 and 2023, the Company recognized interest income of $1,306 and $1,206, respectively, from interest rate swaps.
In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized and disclosed on a nonrecurring basis. The gross carrying value of the Company’s revolving credit facility approximates fair value for the periods presented. Additional information regarding the revolving credit facility can be found in Note 9. Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 16.
Note 16. Retirement Plans
The Company provides retirement plans that cover its hourly and salaried employees. In the US, as of December 31, 2024 the Company has two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company's contributions to the defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Company’s policy and investment guidelines of the applicable plan. The Company’s policy is to contribute at least the required minimum in accordance with the funding standards of ERISA. The Company maintains one defined contribution plans for its employees in Canada. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.
On May 23, 2024, the Company's Board of Directors approved the termination of the frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). At such time, the Company notified all plan participants of the Company's intentions to terminate and fully settle the obligations.
United States Defined Benefit Plan
During the fourth quarter of 2024, the Company completed the termination of the US DB Plan by distributing all the assets of its US DB Plan and by making additional cash contributions of $1,806 to effectuate the termination of this plan. The settlement of these obligations resulted in the recognition of a charge of $1,722 which has been presented as a component of “Other expense - net” for the year ended December 31, 2024.

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plan, as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Changes in benefit obligation:
Benefit obligation at beginning of year	$5,909	$6,101
Service cost	—	—
Interest cost	265	286
Actuarial gain	(150)	(23)
Benefits paid	(432)	(455)
Settlements	(5,592)	—
Benefit obligation at end of year	$—	$5,909
Change to plan assets:
Fair value of assets at beginning of year	$3,923	$3,792
Actual gain (loss) on plan assets	(61)	310
Employer contribution	2,274	276
Benefits paid	(432)	(455)
Reversion	(112)
Settlements	(5,592)	—
Fair value of assets at end of year	—	3,923
Funded status at end of year	$—	$(1,986)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$—	$(1,986)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$—	$1,598

    Net periodic pension costs for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Components of net periodic benefit cost:
Interest cost	$265	$286
Expected return on plan assets	(271)	(256)
Recognized net actuarial loss	58	62
Net periodic pension cost	$52	$92
Settlement charge	1,722	—
Total pension expense	$1,774	$92
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2024	2023
Discount rate	4.7%	4.9%
Expected rate of return on plan assets	7.0%	7.0%
The expected long-term rate of return is based on numerous factors, including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plan with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2023:

December 31,
2023
Projected benefit obligation	$5,909
Accumulated benefit obligation	5,909
Fair value of plan assets	3,923
Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category as of December 31, 2023 were as follows:

		December 31,
	Target	2023
Asset Category
Cash and cash equivalents	0 - 20%	4%
Total fixed income funds	25 - 50%	33
Total mutual funds and equities	35 - 70%	63
Total		100%
In accordance with the fair value disclosure requirements of ASC 820, the following assets were measured at fair value on a recurring basis as of December 31, 2023. Additional information regarding ASC 820 and the fair value hierarchy can be found in Note 15.

December 31,
2023
Asset Category
Cash and cash equivalents	$160
Fixed income funds
Corporate bonds	845
Total fixed income funds	845
Equity funds and equities
Mutual funds	—
Exchange-traded funds	2,918
Total mutual funds and equities	2,918
Total	$3,923
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
United Kingdom Defined Benefit Plan
The Company’s UK defined benefit plan covers certain current employees, former employees, and retirees. The plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of a merged plan after January 2002. Benefits under the plan were based on years of service and eligible compensation during defined periods of service. The Company’s funding policy for the plan is to make minimum annual contributions required by applicable regulations. The UK DB Plan is fully funded as of December 31, 2024.

The funded status of the United Kingdom defined benefit plan as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Changes in benefit obligation:
Benefit obligation at beginning of year	$5,011	$4,671
Interest cost	215	229
Actuarial gain	(134)	154
Benefits paid	(322)	(292)
Foreign currency exchange rate changes	(66)	249
Benefit obligation at end of year	$4,704	$5,011
Change to plan assets:
Fair value of assets at beginning of year	$6,399	$5,745
Actual gain (loss) on plan assets	137	323
Employer contribution	214	318
Benefits paid	(322)	(292)
Foreign currency exchange rate changes	(83)	305
Fair value of assets at end of year	6,345	6,399
Funded status at end of year	$1,641	$1,388
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$1,641	$1,388
Amounts recognized in accumulated other comprehensive loss consist of:
Net gain	$(703)	$(567)
Prior service cost	46	71
Total	$(657)	$(496)
The Company's UK DB Plan is fully funded as of December 31, 2024. In January 2025, the Company entered into an insurance buy-in contract with a third party insurer which resulted in an exchange of plan assets for an annuity that covers our future projected benefit obligations. The Company expects the buy out of the plan and transfer of future benefit obligations of plan participants to be completed in early 2026. The Company does not expect to make any further contributions to the UK DB Plan.
Net periodic pension costs for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Components of net periodic benefit gain:
Interest cost	$215	$229
Expected return on plan assets	(380)	(346)
Amortization of prior service cost	24	24
Recognized net actuarial loss	33	18
Net periodic pension gain	$(108)	$(75)
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2024	2023
Discount rate	5.4%	4.5%
Expected rate of return on plan assets	5.3%	6.0%

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Projected benefit obligation	$4,704	$5,011
Accumulated benefit obligation	4,704	5,011
Fair value of plan assets	6,345	6,399
The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.
Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2024 were as follows:

Equity securities	Up to 100%
Commercial property	Not to exceed 50%
UK Government securities	Not to exceed 50%
Cash	Up to 100%
Plan assets held within the United Kingdom defined benefit plan consist of cash and equity securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.
The plan assets by category for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Asset Category
Cash and cash equivalents	$139	$127
Equity securities	—	3,676
Bonds	6,206	1,693
Other	—	903
Total	$6,345	$6,399
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The UK DB Plan expects to make $336 of benefit payments in 2025 prior to the termination of the plan in early 2026.
Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2024	2023
United States	$2,757	$2,841
Canada	124	114
United Kingdom	1,165	1,178
	$4,046	$4,133
Note 17. Commitments and Contingent Liabilities
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2023	$688
Additions to warranty liability	397
Warranty liability utilized	(483)
Balance as of December 31, 2024	$602
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”), entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad Company (“UPRR”) to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.
Under the Settlement Agreement, the Company and CXT agreed to pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and continuing through December 2024, UPRR agreed to purchase and has been purchasing from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning March 13, 2019 per letters of intent under the Settlement Agreement. During the third quarter of 2021, in connection with the Company’s divestiture of its Piling Products division, the targeted annual purchases per year were reduced to $6,000 for 2021 through 2024. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice. As of December 31, 2024 the UPRR Settlement Agreement has been fully paid.
The Company reclassified $6,600 of the previously accrued warranty reserve related to the UPRR matter into its aggregate accrued settlement liability of $50,000 as of December 31, 2018. Therefore, the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement, which was recorded in “Concrete Tie Settlement expense” within its Consolidated Statements of Operations. As of December 31, 2023, $8,000 was recorded within “Current portion of accrued settlement” within the Consolidated Balance Sheets.
Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of December 31, 2024.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2024, no such disclosures were considered necessary.
Environmental Matters
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.
On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. Other estimates indicate that these costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. On December 2, 2024, the Company and many other PRPs received a Special Notice Letter ("SNL") from the EPA regarding a formal initiation of negotiations for the investigation and cleanup of the Portland Harbor Superfund Site and requesting a "good faith offer" from certain PRPs as to remediation and reimbursement of costs within 120 days, which, if accepted, would lead to a formal Consent Decree which may not be entered under the EPA's proposed schedule until fall of 2026 or by March 2027. The deadline for a response has been extended to May 30, 2025. The Company cannot predict the ultimate impact of these proceedings and the SNLs because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution factors like those described above, an unfavorable resolution could have a material adverse effect.
As of December 31, 2024 and December 31, 2023, the Company maintained environmental reserves approximating $1,796 and $2,417, respectively. The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2023	$2,417
Additions to environmental obligations	—
Environmental reserve adjustment	(600)
Environmental obligations utilized	(21)
Balance as of December 31, 2024	$1,796
During the year ended December 31, 2024, the Company made an adjustment to reduce its environmental obligation by $600. This adjustment was recorded to reflect the Company's current expectations of probable environmental remediation costs based on remediation progress, prospective estimates of required activity, and historical analysis.
Note 18. Other Expense
The following table summarizes the Company’s other expense - net for the years ended December 31, 2024 and 2023:

	2024	2023
Pension termination costs (a)	$1,722	$—
Loss on the sale of Chemtec (b)	—	2,065
Loss on the sale of Concrete Ties (c)	—	1,009
Insurance proceeds (d)	(38)	(215)
Foreign currency (gains) losses	(154)	77
Other	(454)	(301)
Other expense - net	$1,076	$2,635
a.During the fourth quarter of 2024, the Company terminated its US DB Plan generating pension settlement costs of $1,722.
b.On March 30, 2023, the Company sold substantially all the operating assets of its Chemtec business, which was inclusive of its entire Precision Measurement Products and Services division, generating a $2,065 pre-tax loss.
c.On June 30, 2023, the Company sold substantially all the operating assets of the Ties business, located in Spokane, WA, generating a $1,009 loss on the sale.
d.In 2024 and 2023, the Company received $38 and $215 in insurance proceeds, respectively.
Note 19. Restructuring Costs
In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in its growth platforms. The restructuring action has been completed as of December 31, 2024.
The following table sets forth restructuring costs by segment for the year ended December 31, 2024:

Year Ended December 31,
2024
Rail, Technologies, and Services	$1,134
Infrastructure Solutions	113
Corporate	209
Total	$1,456

The Company's $1,456 restructuring expense relates primarily to severance. Of the total restructuring costs incurred for the year ended December 31, 2024, $245 was recorded in “Cost of goods sold” and $1,211 was reported in “Selling and administrative expense.” The Company does not anticipate any additional restructuring expense to be incurred associated with this program.
The following table sets forth a reconciliation of the beginning and ending restructuring liability balance through December 31, 2024 (the remaining liability is expected to be paid in 2025):

Restructuring Liability
Balance as of December 31, 2023	$—
Restructuring costs	1,456
Cash paid	(769)
Balance as of December 31, 2024	$687
Note 20. Subsequent Events
On March 3, 2025, the Company’s Board of Directors authorized the repurchase of up to $40,000 of the Company’s common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. Any repurchases will be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under its revolving credit facility, and other capital needs of the business.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.
Management's Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on that evaluation, including the existence of the material weakness, discussed herein, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2024.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis. We have identified the following material weakness in internal control over financial reporting as of December 31, 2024.
As discussed in our Amended 10-K and our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2024 and June 30, 2024, the Company concluded it did not design effective controls related to the accounting for, and disclosure of, non-recurring complex transactions. This material weakness resulted in an immaterial error in the Company's previously issued Consolidated Statement of Operations included in the Original Form 10-K for the year ended December 31, 2023, and a material error in the Company’s previously issued Unaudited Condensed Consolidated Financial Statements, which errors were subsequently corrected in the above mentioned amendments for the fiscal period ending December 31, 2023 and the quarterly periods ending March 31, 2024 and June 30, 2024.

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
Changes in Internal Control Over Financial Reporting
Other than the material weakness described above, there were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on Internal Control Over Financial Reporting

We have audited L.B. Foster Company and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, L.B. Foster Company and subsidiaries’ (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 7, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 7, 2025

ITEM 9B. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
N/A
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Election of Directors.”
The information required by this Item regarding the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers” and is incorporated herein by reference.
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
The information required by this Item regarding our insider trading policy is incorporated herein by reference to the information included in the Proxy Statement under the captions “Insider Trading Policy” and “Anti-Hedging and Anti-Pledging Policy.”
The information required by this Item regarding our nomination and governance committee, audit committee and the audit committee financial expert(s) is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance - Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation - 2024,” “Executive Compensation,” “Summary Compensation Table (2024, 2023, and 2022),” “Grants of Plan-Based Awards in 2024,” “Outstanding Equity Awards At 2024 Fiscal Year-End,” “2024 Options Exercises and Stock Vested,” “2024 Non-Qualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Under the 2006 Omnibus Incentive Plan, as amended and restated in May 2018 (“Omnibus Plan”), and continuing under the 2022 Equity and Incentive Compensation Plan (“Equity and Incentive Compensation Plan”) approved by shareholders on June 2, 2022, as Amended and Restated on May 23, 2024, since May 2018, at each annual meeting of shareholders, where non-employee directors were elected or reelected, as part of their compensation, the non-employee members of the Board of Directors (“Board”) have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement from the date of the grant. Prior to that date, such directors received fully-vested shares. During 2024, pursuant to the Equity and Incentive Compensation Plan, the Company issued approximately 22,000 shares of the Company’s common stock for the annual non-employee director equity award, which shares vest on the one-year anniversary of the date of grant. Commencing in 2020 and ending in December 2021, in addition to the annual restricted stock award, those non-employee directors serving on the Board Strategy Committee were awarded restricted shares on an annual basis subject to a one-year vesting requirement from the date of grant until that committee was disbanded in 2021. During 2024, a non-employee director has elected to receive fully vested stock in lieu of cash compensation. Through December 31, 2024, there were approximately 355,000 and 85,000 fully vested shares issued under the Omnibus Plan and Equity and Incentive Plan, respectively, to all non-employee directors who were serving at the time of grant or on the date of vesting of the underlying award. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan, as amended and restated effective December 1, 2022 pursuant to the 2022 Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. As of December 31, 2024, no deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The Company grants eligible employees restricted stock and performance unit awards under the Omnibus Plan and Equity and Incentive Compensation Plans. The forfeitable restricted stock awards generally time-vest ratably over a three-year period, unless indicated otherwise in the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. Commencing in 2022, performance units may be earned annually and converted into performance restricted stock units which settle in common stock at the end of the three year program.
Since 2017, the Company has withheld shares of restricted stock for satisfaction of tax withholding obligations. During 2024 and 2023, the Company withheld 59,577 and 24,886 shares, respectively, for this purpose. The values of the shares withheld were $1,429 and $315 in 2024 and 2023, respectively.
The information required by this Item with respect to the tabular disclosure under Item 201(d) of Regulation S-K is incorporated herein by reference to the information included in the Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”
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
The following documents are filed as a part of this Report:
(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42), consolidated financial statements, and accompanying notes are included in Item 8 of this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023.
Notes to Consolidated Financial Statements.
(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2024 and 2023:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.
L.B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments (1)	Balance at End of Year
Allowance for credit losses
For the year ended December 31,
2024	$809	$700	$(382)	$1,127
2023	$813	$1,020	$(1,024)	$809
(1) Notes and accounts receivable written off as uncollectible or allowance reversed.

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments (1)	Balance at End of Year
Valuation allowance for deferred tax assets
For the year ended December 31,
2024	$40,125	$(31,937)	$35	$8,223
2023	$40,601	$(723)	$247	$40,125
(1) 2023 consists primarily of adjustments related to unrealized income on interest rate swap contracts. 2024 consists primarily of adjustments related to foreign currency translation.

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

10.10 **
2021 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.11 **
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

10.17 **
Form of Restricted Stock Award Agreement (2022), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File no. 0-10436, filed on May 10, 2022.

10.18 **
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

10.20 **
2022 Director Restricted Stock Award, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File no. 0-10436, filed on August 9, 2022.

10.21 **
Deferred Compensation Plan for Non-Employee Directors Under the 2022 Equity and Incentive Compensation Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, File no. 0-10436, filed on March 10, 2023.

10.22 **
2023 Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File no. 000-10436, filed on May 10, 2023.

10.23 **
Form of Restricted Stock Award Agreement (2023), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File no. 000-10436, filed on May 10, 2023.

10.24 **
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

10.26 **
Supplemental Executive Retirement Plan (As Amended and Restated October 24, 2023), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

10.27 **
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

*10.30	2024 Executive Annual Incentive Compensation Plan **
10.31 **
Retirement Agreement and General Release, dated June 30, 2024, between L.B. Foster Company, a Pennsylvania corporation, and William F. Treacy, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2024, File no. 000-10436, filed on November 4, 2024.

10.32 **
2022 Equity and Incentive Compensation Plan (As Amended and Restated May 23, 2024), incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File no. 333-279648, filed on May 23, 2024. **

*19.1	Insider Trading Policy of L.B. Foster Company
*21	List of Subsidiaries.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
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

L.B. FOSTER COMPANY
(Registrant)

Date:	March 7, 2025	By:	/s/ John F. Kasel
(John F. Kasel,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Raymond T. Betler	Chairman of the Board and Director	March 7, 2025
(Raymond T. Betler)

By:	/s/ John F. Kasel	President, Chief Executive Officer,	March 7, 2025
	(John F. Kasel)	and Director

By:	/s/ Alexander B. Jones	Director	March 7, 2025
(Alexander B. Jones)

By:	/s/ John E. Kunz	Director	March 7, 2025
(John E. Kunz)

By:	/s/ Janet Lee	Director	March 7, 2025
(Janet Lee)

By:	/s/ David J. Meyer	Director	March 7, 2025
(David J. Meyer)

By:	/s/ Diane B. Owen	Director	March 7, 2025
(Diane B. Owen)

By:	/s/ Bruce E. Thompson	Director	March 7, 2025
(Bruce E. Thompson)

By:	/s/ William M. Thalman	Executive Vice President	March 7, 2025
	(William M. Thalman)	and Chief Financial Officer

By:	/s/ Sean M. Reilly	Corporate Controller	March 7, 2025
	(Sean M. Reilly)	and Principal Accounting Officer