Form 10-Q
period 2025-03-31
FOSTER L B CO
filed 2025-05-06
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2025
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

As of April 30, 2025, there were 10,559,308 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,612	$2,454
Accounts receivable - net (Note 5)	57,132	64,978
Contract assets - net (Note 3)	13,359	16,720
Inventories - net (Note 6)	81,780	70,506
Other current assets	9,433	6,947
Total current assets	164,316	161,605
Property, plant, and equipment - net	75,863	75,374
Operating lease right-of-use assets - net	23,482	18,480
Other assets:
Goodwill (Note 4)	32,358	31,907
Other intangibles - net (Note 4)	13,693	14,801
Deferred tax assets (Note 9)	29,630	28,900
Other assets	3,484	3,483
TOTAL ASSETS	$342,826	$334,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,257	$50,083
Deferred revenue (Note 3)	10,126	10,205
Accrued payroll and employee benefits	5,313	15,393
Current maturities of long-term debt (Note 7)	151	167
Other accrued liabilities	11,018	12,448
Total current liabilities	63,865	88,296
Long-term debt (Note 7)	82,347	46,773
Deferred tax liabilities (Note 9)	1,112	1,150
Long-term operating lease liabilities	20,112	14,709
Other long-term liabilities	3,795	4,608
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2025 and December 31, 2024, 11,115,779; shares outstanding at March 31, 2025 and December 31, 2024, 10,507,469 and 10,573,432, respectively	111	111
Paid-in capital	41,823	43,550
Retained earnings	165,469	167,579
Treasury stock - at cost, 608,310 and 542,347 common stock shares at March 31, 2025 and December 31, 2024, respectively	(14,736)	(11,208)
Accumulated other comprehensive loss	(21,879)	(21,716)
Total L.B. Foster Company stockholders’ equity	170,788	178,316
Noncontrolling interest	807	698
Total stockholders’ equity	171,595	179,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,826	$334,550
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Sales of goods	$86,548	$104,463
Sales of services	11,244	19,857
Total net sales	97,792	124,320
Cost of goods sold	66,938	81,542
Cost of services sold	10,703	16,602
Total cost of sales	77,641	98,144
Gross profit	20,151	26,176
Selling and administrative expenses	20,952	22,870
(Gain) on sale of former joint venture facility	—	(3,477)
Amortization expense	1,122	1,217
Operating (loss) income	(1,923)	5,566
Interest expense - net	1,143	1,125
Other income - net	(318)	(253)
(Loss) income before income taxes	(2,748)	4,694
Income tax (benefit) expense	(631)	289
Net (loss) income	(2,117)	4,405
Net loss attributable to noncontrolling interest	(7)	(31)
Net (loss) income attributable to L.B. Foster Company	$(2,110)	$4,436

Per share data attributable to L.B. Foster shareholders:
Basic (loss) earnings per common share	$(0.20)	$0.41
Diluted (loss) earnings per common share	$(0.20)	$0.40

Basic weighted average shares outstanding	10,540	10,762
Diluted weighted average shares outstanding	10,540	10,985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024

Net (loss) income	$(2,117)	$4,405
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	103	(1,497)
Unrealized (loss) gain on cash flow hedges, net of tax expense of $0	(266)	106
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 and $4, respectively*	—	25
Total comprehensive (loss) income	(2,280)	3,039
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(7)	(31)
Foreign currency translation adjustment	116	(17)
Amounts attributable to noncontrolling interest	109	(48)
Comprehensive (loss) income attributable to L.B. Foster Company	$(2,389)	$3,087

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,117)	$4,405
Adjustments to reconcile net (loss) income to cash used in operating activities:
Deferred income taxes	(766)	(41)
Depreciation	2,305	2,374
Amortization	1,122	1,217
Equity in income of nonconsolidated investments	(54)	—
Gain on sales and disposals of property, plant, and equipment	—	(3,574)
Stock-based compensation	834	1,033
Change in operating assets and liabilities:
Accounts receivable	7,756	(4,042)
Contract assets	3,691	5,136
Inventories	(11,083)	(12,756)
Other current assets	(2,895)	(3,262)
Other noncurrent assets	(5,236)	675
Accounts payable	(12,649)	3,200
Deferred revenue	(129)	(1,008)
Accrued payroll and employee benefits	(10,129)	(11,599)
Other current liabilities	(2,613)	(1,807)
Other long-term liabilities	5,827	(1,395)
Net cash used in operating activities	(26,136)	(21,444)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	—	3,501
Capital expenditures on property, plant, and equipment	(2,575)	(2,712)
Net cash (used in) provided by investing activities	(2,575)	789
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(71,314)	(55,835)
Proceeds from debt	106,205	78,746
Treasury stock acquisitions	(6,071)	(1,613)
Net cash provided by financing activities	28,820	21,298
Effect of exchange rate changes on cash and cash equivalents	49	(55)
Net increase in cash and cash equivalents	158	588
Cash and cash equivalents at beginning of period	2,454	2,560
Cash and cash equivalents at end of period	$2,612	$3,148
Supplemental disclosure of cash flow information:
Interest paid	$1,010	$992
Income taxes paid	$341	$303
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$111	$43,550	$167,579	$(11,208)	$(21,716)	$698	$179,014
Net loss	—	—	(2,110)	—	—	(7)	(2,117)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	103	116	219
Unrealized derivative loss on cash flow hedges	—	—	—	—	(266)	—	(266)
Purchase of 168,911 common shares for treasury	—	—	—	(4,277)	—	—	(4,277)
Issuance of 95,952 common shares, net of shares withheld for taxes	—	(2,561)	—	749	—	—	(1,812)
Stock-based compensation	—	834	—	—	—	—	834
Balance, March 31, 2025	$111	$41,823	$165,469	$(14,736)	$(21,879)	$807	$171,595

	Three Months Ended March 31, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
Net income (loss)	—	—	4,436	—	—	(31)	4,405
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	—	(1,497)	(17)	(1,514)
Unrealized derivative gain on cash flow hedges	—	—	—	—	106	—	106
Purchase of 16,555 common shares for treasury	—	—	—	(385)	—	—	(385)
Issuance of 71,851 common shares, net of shares withheld for taxes	—	(2,278)	—	1,050	—	—	(1,228)
Stock-based compensation	—	1,033	—	—	—	—	1,033
Balance, March 31, 2024	$111	$41,866	$129,069	$(5,829)	$(20,616)	$676	$145,277

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires enhanced disclosures regarding significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included in each reported measure of segment operating income or loss, including an amount for “other segment items” by reportable segment and a description of its composition. ASU 2023-07 also requires entities to disclose the title and position of the CODM and an explanation of how the CODM uses reported measures of segment operating income or loss to assess performance and allocate resources. The Company adopted this guidance for the interim period ended March 31, 2025 and applied the guidance retrospectively to all periods presented in the financial statements contained in this Quarterly Report on Form 10-Q. The expanded disclosures of the provision of ASU 2023-07 are included in Note 2. ASU 2023-07 affects only disclosures with no impacts to the Company’s financial condition, results of operations, and cash flows.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
Note 2. Business Segments
The Company is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company determines its operating segments based on how the Company's Chief Operating Decision Maker, the Company's President and Chief Executive Officer, manages the businesses, including resource allocation and operating decisions. The Company is organized into two operating segments, which represent the individual businesses that are run separately within this operational structure.

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

The Company has two reportable segments: Rail, Technologies, and Services (“Rail”), and Infrastructure Solutions (“Infrastructure”). The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the CODM, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. The CODM uses segment operating income to determine resources to allocate to each segment (including personnel and financial resources) during the annual budgeting process. The CODM evaluates segment performance regularly by comparing the segment operating income to the budgeted measure.

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

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, insurance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in other income - net, which are managed on a consolidated basis, are not allocated to the operating segments.

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended March 31, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$54,015	$43,777	$97,792
Less:
Cost of sales	(41,986)	(35,655)	(77,641)
Selling and administrative employment costs	(7,399)	(5,564)	(12,963)
Purchased services(1)	(1,673)	(1,358)	(3,031)
General administrative costs(2)	(1,993)	(1,342)	(3,335)
Amortization expense	(820)	(302)	(1,122)
Segment operating income (loss)	$144	$(444)	$(300)

Reconciliation of segment operating loss
Total segment operating loss			$(300)
Interest expense - net			(1,143)
Other income - net			318
Public company costs			(1,154)
Corporate executive management costs			(220)
Corporate management stock-based compensation			(278)
Other corporate expenses - net			29
Loss before income taxes			$(2,748)
(1) Purchased services costs include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, depreciation and restructuring expenditures.

	Three Months Ended March 31, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$82,623	$41,697	$124,320
Less:
Cost of sales	(64,052)	(34,092)	(98,144)
Selling and administrative employment costs	(7,482)	(5,818)	(13,300)
Purchased services(1)	(1,939)	(1,578)	(3,517)
General administrative costs(2)	(1,501)	(1,251)	(2,752)
Amortization expense	(871)	(346)	(1,217)
Segment operating income (loss)	$6,778	$(1,388)	$5,390

Reconciliation of segment operating income
Total segment operating income			$5,390
Gain on sale of former joint venture facility			3,477
Interest expense - net			(1,125)
Other income - net			253
Public company costs			(1,219)
Corporate executive management costs			(1,407)
Corporate management stock-based compensation			(599)
Other corporate expenses			(76)
Income before income taxes			$4,694

(1) Purchased services costs include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, depreciation and restructuring expenditures.

For the three months ended March 31, 2024, the Company sold a former joint venture facility located in Magnolia, Texas, generating a $3,477 gain on sale recorded in “Gain on sale of former joint venture facility” which is included as a component of corporate operating income.

Reconciliations of reportable depreciation and amortization and expenditures for long-lived assets to the Company’s consolidated totals are as follows for the periods ended March 31:

	Three Months Ended March 31, 2025
	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$1,168	$427
Infrastructure Solutions	1,764	2,038
Reportable segments total	$2,932	$2,465
Corporate	495	110
Total	$3,427	$2,575

	Three Months Ended March 31, 2024
	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$1,221	$536
Infrastructure Solutions	1,911	2,033
Reportable segments total	$3,132	$2,569
Corporate	459	143
Total	$3,591	$2,712

The following table summarizes the Company's total assets by reportable segment for the following periods:

	March 31, 2025	December 31, 2024
Rail, Technologies, and Services	$149,333	$158,859
Infrastructure Solutions	131,689	123,755
Reportable segments total	281,022	282,614
Corporate	61,804	51,936
Total	$342,826	$334,550

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within Infrastructure. The Bedford, PA based operations supporting the product line expect to complete any remaining customer obligations in 2025. For the three months ended March 31, 2025 and 2024, the product line had $501 and $810 in sales, respectively. The Company does not expect to incur additional material exit costs in 2025.

Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended March 31,
	2025	2024
Rail Products	$29,319	$53,038
Global Friction Management	15,563	14,022
Technology Services and Solutions	9,133	15,563
Rail, Technologies, and Services	54,015	82,623
Precast Concrete Products	28,204	21,091
Steel Products	15,573	20,606
Infrastructure Solutions	43,777	41,697
Total net sales	$97,792	$124,320

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended March 31, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$44,925	$28,627	$73,552
Over time	9,090	15,150	24,240
Total net sales	$54,015	$43,777	$97,792

	Three Months Ended March 31, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$65,539	$29,657	$95,196
Over time	17,084	12,040	29,124
Total net sales	$82,623	$41,697	$124,320

The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure and technology services and solutions projects within the Rail segment, precast concrete buildings within the Precast Concrete Products division in the Infrastructure segment, and long-term bridge projects within the Steel Products division in the Infrastructure segment. Revenue under these long-term agreements is generally recognized over time, either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract, or an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. The use of an input or an output measure to recognize revenue is determined based on what is most appropriate given the nature of the work performed and terms of the associated agreement.

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. As a result of management's reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. During the three months ended March 31, 2025 and March 31, 2024, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were not significant. The Company’s estimates related to these long-term agreements are further described in “Note 3. Revenue” of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended March 31,		Percentage of Total Net Sales Three Months Ended March 31,
	2025	2024	2025	2024
Over time input method	$7,742	$13,143	7.9%	10.6%
Over time output method	16,498	15,981	16.9	12.9
Total over time sales	$24,240	$29,124	24.8%	23.4%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2024	$16,720
Net additions to contract assets	1,935
Transfers from contract asset balance to accounts receivable	(5,296)
Balance as of March 31, 2025	$13,359

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2024	$1,991
Revenue recognized from contract liabilities	(798)
Increase in billings in excess of cost, excluding revenue recognized	599
Balance as of March 31, 2025	$1,792

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

As of March 31, 2025, the Company had approximately $237,215 of remaining performance obligations, which is also referred to as backlog. Approximately 10.1% of the March 31, 2025 backlog was related to projects that are anticipated to extend beyond March 31, 2026.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2024	$20,231	$11,676	$31,907
Foreign currency translation impact	451	—	451
Balance as of March 31, 2025	$20,682	$11,676	$32,358

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which includes the impacts of current economic conditions, including but not limited to concerns related to inflation, tariffs, labor markets, supply chains, and changes in trade policy. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of March 31, 2025. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	March 31, 2025
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$310	$(201)	$109
Customer relationships	12	28,311	(20,737)	7,574
Trademarks and trade names	13	8,007	(5,378)	2,629
Technology	9	32,695	(29,496)	3,199
Favorable lease	6	327	(145)	182
		$69,650	$(55,957)	$13,693

	December 31, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$308	$(198)	$110
Customer relationships	13	28,006	(19,958)	8,048
Trademarks and trade names	13	7,974	(5,219)	2,755
Technology	9	32,616	(28,923)	3,693
Favorable lease	6	327	(132)	195
		$69,231	$(54,430)	$14,801

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, and a net expense was recorded of $191 and $396 for the three months ended March 31, 2025 and 2024, respectively. The changes in reserves for uncollectible accounts are net of recoveries of previous write-offs of $203 for the three months ended March 31, 2025.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2024	$1,127
Current period provision	394
Write-off against allowance	(6)
Recoveries of previous write-offs	(203)
Balance as of March 31, 2025	$1,312

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	March 31, 2025	December 31, 2024
Finished goods	$45,458	$37,238
Work-in-process	7,287	6,717
Raw materials	29,035	26,551
Inventories - net	$81,780	$70,506
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
Revolving credit facility	$82,067	$46,467
Finance leases and financing agreements	431	473
Total	82,498	46,940
Less current maturities	(151)	(167)
Long-term portion	$82,347	$46,773

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

Borrowings under the Credit Agreement, as amended, will bear interest at rates based upon either the base rate or SOFR rate plus applicable margins. The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness (as defined in the Credit Agreement) divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period (as defined in the Credit Agreement), and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges (as defined in the Credit Agreement), which must be more than 1.05 to 1.00. As of March 31, 2025, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $755.

Note 8. (Loss) Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income attributable to L.B. Foster Company	$(2,110)	$4,436
Denominator:
Weighted average shares outstanding	10,540	10,762
Denominator for basic earnings per common share	10,540	10,762
Effect of dilutive securities:
Stock compensation plans	—	223
Dilutive potential common shares	—	223
Denominator for diluted (loss) earnings per common share - adjusted weighted average shares outstanding	10,540	10,985
Basic (loss) earnings per common share	$(0.20)	$0.41
Diluted (loss) earnings per common share	$(0.20)	$0.40

There were 498 anti-dilutive shares for the three months ended March 31, 2025.
Note 9. Income Taxes
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $631 on pre-tax losses of $2,748 and an income tax expense of $289 on pre-tax income of $4,694, respectively, for an effective income tax rate of 23.0% and 6.2%, respectively. The Company's effective income tax rate for the three months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses and the discrete impact of excess tax benefits related to share-based compensation, offset by the impact of pre-tax losses in foreign jurisdictions with full valuation allowances for which no income tax benefit was recognized. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $834 and $1,033 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, unrecognized compensation expense for awards that the Company expects to vest approximated $4,028. The Company will recognize this unrecognized compensation expense over a weighted average 1.4 years through February 13, 2027.

As of March 31, 2025, the Company had stock awards issued pursuant to the 2022 Equity and Incentive Compensation Plan (the "Equity and Incentive Plan") and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). No stock options are outstanding under either the Omnibus Plan or Equity and Incentive Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the three months ended March 31, 2025 and 2024.

Non-Employee Director Fully-Vested and Restricted Stock Awards
Since May 2018, non-employee directors have been awarded shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors, subject to a one-year vesting requirement. The Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan and, by amendment, under the Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board into deferred stock units. Under the terms of the 2022 Equity and Incentive Compensation Plan, a non-employee Board member may elect to receive fully vested stock in lieu of quarterly cash compensation.

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

The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the periods presented:

	Restricted Stock	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	203,552	534,521	$16.31
Vested	(72,662)	(88,641)	14.61
Cancelled and forfeited	(1,167)	(45,524)	13.06
Outstanding as of March 31, 2025	129,723	400,356	$16.57

During the three months ended March 31, 2025, the Company made no grants of restricted stock or performance-based stock and share units.
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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The August 12, 2022 interest rate swap expired on March 1, 2025. The August 31, 2022 interest rate swap expires on August 13, 2026. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and “Other accrued liabilities” when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	March 31, 2025	Level 1	Level 2	Level 3	December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps	$164	$—	$164	$—	$430	$—	$430	$—
Total assets	$164	$—	$164	$—	$430	$—	$430	$—

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

For the three months ended March 31, 2025 and 2024, the Company recognized interest income of $218 and $337, respectively, from interest rate swaps.

Note 12. Retirement Plans
The Company has two defined contribution retirement plans that cover its hourly and salaried employees in the United States. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Company’s policy and investment guidelines applicable to each respective plan. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA. The Company maintains one defined contribution plan for its employees in Canada. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.

On May 23, 2024, the Company's Board of Directors approved the termination of the frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). At such time, the Company notified all plan participants of the Company's intentions to terminate and fully settle the obligations. During the fourth quarter of 2024, the Company completed the termination of the US DB Plan. In January 2025, the Company entered into an insurance buy-in contract with a third party insurer which resulted in an exchange of plan assets of the UK DB Plan for an annuity that covers our future projected benefit obligations. The Company expects the buy out of the plan and transfer of future benefit obligations of plan participants to be completed in early 2026. The Company does not expect to make any further contributions to the UK DB Plan.

United Kingdom Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Interest cost	$62	$56
Expected return on plan assets	(83)	(94)
Amortization of prior service costs and transition amount	6	6
Recognized net actuarial loss	10	8
Net periodic pension income	$(5)	$(24)

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended March 31,
	2025	2024
United States	$713	$551
Canada	70	76
United Kingdom	271	281
	$1,054	$908

Note 13. Commitments and Contingent Liabilities
Product Liability Claims
The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual as a percentage of cost of sales. In addition, the product warranty accrual is adjusted periodically based on the identification or resolution of known individual product warranty claims.

Union Pacific Railroad (“UPRR”) Concrete Tie Matter
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”), entered into a Settlement Agreement (the “Settlement Agreement”) with UPRR to resolve the then-pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska. Under the Settlement Agreement, the Company and CXT agreed to pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. As of December 31, 2024 the UPRR Settlement Agreement has been fully paid and UPRR's purchase obligations under this Agreement have been satisfied.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion respectively, and the remedial work is expected to take as long as 13 years to complete. Other estimates indicate that these costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. On December 2, 2024, the Company and many other PRPs received a Special Notice Letter ("SNL") from the EPA regarding a formal initiation of negotiations for the investigation and cleanup of the Portland Harbor Superfund Site and requesting a "good faith offer" from certain PRPs as to remediation and reimbursement of costs within 120 days, which, if accepted, would lead to a formal Consent Decree which may not be entered under the EPA's proposed schedule until fall of 2026 or by March 2027. The deadline for a response has been extended to May 30, 2025. The Company cannot predict the ultimate impact of these proceedings and the SNLs because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of March 31, 2025 and December 31, 2024, the Company maintained environmental reserves approximating $1,755 and $1,796, respectively.

Restructuring Costs
In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in its growth platforms. The restructuring action has been completed as of December 31, 2024 and no additional costs are expected to be incurred. As of December 31, 2024, the Company's restructuring liability was $687, a majority of which was paid out during the first quarter of 2025.

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of March 31, 2025.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of March 31, 2025, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, tariffs or trade wars, inflation, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the acquisition of VanHooseCo Precast LLC, and to realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures, as well as our ability to reestablish effective disclosure controls and procedures; any change in policy or other change due to the results of the UK’s 2024 parliamentary election and the U.S. 2024 Presidential election that could affect UK or U.S. business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of or delay in state or federal funding for new infrastructure projects; an increase in manufacturing or material costs, including volatility in steel prices; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview and Business Update
L.B. Foster Company is a global technology solutions provider of products and services for the rail and infrastructure markets. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers' most challenging requirements. The Company is organized and operates in two reporting segments: Rail, Technologies, and Services (“Rail”) and Infrastructure Solutions (“Infrastructure”).
Product Line Exit
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within Infrastructure. The Bedford, PA based operations supporting the product line expects to complete any remaining customer obligations in 2025. For the three months ended March 31, 2025 and 2024, the product line had $501 and $810 in sales, respectively.
Results of Operations
First Quarter 2025 Compared to First Quarter 2024

	Three Months Ended March 31,		Change
	2025	2024	2025 vs. 2024
Net sales	$97,792	$124,320	$(26,528)
Gross profit	20,151	26,176	(6,025)
Gross profit margin	20.6%	21.1%	(50) bps
Expenses:
Selling and administrative expenses	$20,952	$22,870	$(1,918)
Selling and administrative expenses as a percent of sales	21.4%	18.4%	300 bps
(Gain) on sale of former joint venture facility	—	(3,477)	3,477
Amortization expense	1,122	1,217	(95)
Operating (loss) income	$(1,923)	$5,566	$(7,489)
Operating (loss) income margin	(2.0)%	4.5%	(650) bps
Interest expense - net	$1,143	$1,125	$18
Other income - net	(318)	(253)	(65)
(Loss) income before income taxes	$(2,748)	$4,694	$(7,442)
Income tax (benefit) expense	(631)	289	(920)
Net (loss) income	$(2,117)	$4,405	$(6,522)
Net loss attributable to noncontrolling interest	(7)	(31)	24
Net (loss) income attributable to L.B. Foster Company	$(2,110)	$4,436	$(6,546)
Diluted (loss) earnings per common share	$(0.20)	$0.40	$(0.60)

Results Summary
Net sales for the three months ended March 31, 2025 decreased $26,528, or 21.3%, from the prior year quarter. The decrease in sales was driven by $28,608, or 34.6%, in the Rail segment, partially offset by a $2,080, or 5.0% increase in the Infrastructure segment.

Gross profit for the three months ended March 31, 2025 decreased $6,025, or 23.0%, from the prior year quarter and gross profit margins decreased 50 basis points to 20.6%. The decline in gross profit and gross profit margin is due to lower sales volumes associated with the Rail segment, which has historically been the more profitable segment.

Selling and administrative expenses for the three months ended March 31, 2025 decreased by $1,918, or 8.4%, from the prior year quarter, due primarily to decreased personnel costs and professional services expenditures. Selling and administrative expenses as a percent of net sales increased to 21.4% from 18.4% in the prior year quarter due to lower sales volumes.

Net interest expense increased $18 for the three months ended March 31, 2025 compared to the prior year quarter. The Company's outstanding debt balance was $82,498 as of March 31, 2025, compared to $78,085 as of March 31, 2024.

The Company’s effective income tax rate for the three months ended March 31, 2025 was 23.0%, compared to 6.2% in the prior year quarter. The Company's effective income tax rate for the three months ended March 31, 2025 differed from the statutory rate of 21% primarily due to state income taxes, nondeductible expenses and the discrete impact of excess tax benefits related to share-based compensation, offset by the impact of pre-tax losses in foreign jurisdictions with full valuation allowances for which no income tax benefit was recognized.

Net loss attributable to the Company for the three months ended March 31, 2025 was $2,110, or $0.20 per diluted share, compared to net income in the prior year quarter of $4,436, or $0.40 per diluted share. Net loss for the three months ended March 31, 2025 was primarily driven by decreased sales volumes and lower gross profit, offset in part by a decrease in selling and administrative expenses. Net income for the three months ended March 31, 2024 included the $3,477 gain on the sale of the former joint venture facility in Magnolia, Texas.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended March 31,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$54,015	$82,623	$(28,608)		(34.6%)
Gross profit	$12,029	$18,571	$(6,542)		(35.2)
Gross profit margin	22.3%	22.5%	(20)	bps	(0.9)
Segment operating income	$144	$6,778	$(6,634)		(97.9)
Segment operating income margin	0.3%	8.2%	(790)	bps	(96.8)

Rail segment net sales for the three months ended March 31, 2025 decreased $28,608, or 34.6%, from the prior year quarter. The decrease was primarily due to the decline in the Rail Products business unit which declined by $23,719, or 44.7%, due to the timing of large orders in the Rail Distribution product line and an exceptionally strong prior year. Technology Services and Solutions sales decreased by $6,430 due to the Company scaling back initiatives in the United Kingdom and softness in the domestic markets served. The Global Friction Management business unit sales improved $1,541, or 11.0%, due to improved demand in domestic markets served.

The Rail segment's gross profit decreased by $6,542, or 35.2%, from the prior year quarter, and gross profit margins declined 20 basis points to 22.3%. The Rail Products and Technology Services and Solutions business units gross profit declined by $4,231 and $3,241, respectively, due to lower volumes and slightly unfavorable business mix. Partially offsetting these declines was an improvement in the Global Friction Management gross profit of $930, due to higher volumes.

Segment operating income decreased by $6,634 from the prior year quarter. The decrease was driven by a decline in gross profit associated with lower sales volumes.

New orders of $83,252 for the three months ended March 31, 2025 decreased 0.6% from the prior year quarter due to order level declines in the Rail Products and Technology Services and Solutions business units, declining by 5.2% and 30.6%, respectively. Partially offsetting these declines was a 28.3% increase in new orders in our Global Friction Management business unit. Segment backlog of $91,724 as of March 31, 2025 increased 6.6% over the prior year quarter. The increase is attributed to a 22.1% increase in the Rail Products business and a 71.4% increase in the Global Friction Management business, partially offset by a decline of 47.5% in our Technology Services and Solutions business as we scale back initiatives in the United Kingdom.

Infrastructure Solutions

	Three Months Ended March 31,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$43,777	$41,697	$2,080		5.0%
Gross profit	$8,122	$7,605	$517		6.8
Gross profit margin	18.6%	18.2%	40	bps	1.7
Segment operating loss	$(444)	$(1,388)	$944		(68.0)
Segment operating loss margin	(1.0)%	(3.3)%	230	bps	(69.1)

The Infrastructure segment net sales for the three months ended March 31, 2025 increased by $2,080, or 5.0%, over the prior year quarter. The increase in net sales was attributable to the Precast Concrete Products business unit which increased $7,113, or 33.7%, which was partially offset by a $5,033, or 24.4%, decline in the Steel Products business unit due to timing of orders in the Protective Coatings businesses.

The Infrastructure segment's gross profit for the three months ended March 31, 2025 increased by $517, or 6.8%, due primarily to strength in the Precast Concrete Products business. Gross profit margins of 18.6% increased 40 basis points over the prior year quarter due to improved volumes in Precast Concrete and favorable business mix in the Steel Products business unit.

Segment operating loss for the three months ended March 31, 2025 was favorable by $944 compared to the prior year quarter due to improvements in gross profit and a decrease in selling and administrative expenses.

For the three months ended March 31, 2025, the Infrastructure segment had new orders of $65,812, an increase of 35.3%, over the prior year quarter. The increase is due to our Precast Concrete Products business unit which increased by 20.0% over the prior year quarter, and our Steel Products business unit which increased by 71.8% over the prior year quarter due to new order strength in our Protective Coatings business. Backlog as of March 31, 2025, was $145,491, a 6.8% increase over the prior year quarter, driven by both business units.

Corporate

	Three Months Ended March 31,		Change	Percent Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
(Gain) on sale of former joint venture facility	$—	$(3,477)	$3,477	(100.0)%
Public company costs	1,154	1,219	(65)	(5.3)
Corporate executive management costs	220	1,407	(1,187)	(84.4)
Corporate management stock-based compensation	278	599	(321)	(53.6)
Other	(29)	76	(105)	(138.2)
Unallocated corporate expense (income) - net	$1,623	$(176)	$1,799	**
** Results are not considered meaningful

Unallocated corporate expense - net for the three months ended March 31, 2025 was $1,623 compared to unallocated corporate income - net for the three months ended March 31, 2024 which was $176. The unallocated corporate income - net for the three months ended March 31, 2024 included the $3,477 gain on the sale of the former joint venture facility in Magnolia, Texas. Corporate executive management costs decreased from the prior year quarter due to a decrease in professional service expenditures.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000, of which $47,178 was available for borrowing as of March 31, 2025, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $82,498 and $46,940 as of March 31, 2025 and December 31, 2024, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of March 31, 2025:

	March 31, 2025
Cash and cash equivalents		$2,612
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(82,067)
Letters of credit outstanding	(755)
Net availability under the revolving credit facility		47,178
Total available funding capacity		$49,790

As of March 31, 2025, we were in compliance with all covenants of the Credit Agreement and have $49,790 available funding capacity.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its business mix, commercial terms, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of March 31, 2025, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(26,136)	$(21,444)
Net cash (used in) provided by investing activities	(2,575)	789
Net cash provided by financing activities	28,820	21,298
Effect of exchange rate changes on cash and cash equivalents	49	(55)
Net increase in cash and cash equivalents	$158	$588

Cash Flow from Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $26,136, compared to cash used in operating activities of $21,444 during the prior year quarter. For the three months ended March 31, 2025, net income and adjustments to reconcile net income from operating activities provided $1,324, compared to $5,414 in the prior year quarter. Working capital and other assets and liabilities were a use of $27,460 in the current period, compared to a use of $26,858 in the prior year quarter. The change in operating cash flow for the three months ended March 31, 2025 versus the three months ended March 31, 2024 was largely driven by accounts payable, which used $12,649 during the current quarter compared to the $3,200 provided in the prior year quarter. Changes in payment timing can impact accounts payable in any given quarter; however, overall working capital needs are typically higher in the first quarter of the year due to seasonality.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2025 and 2024 were $2,575 and $2,712, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives including investments that are being made in our new facility in Lake County, Florida. During the three months ended March 31, 2024, the Company's divestiture of the facility and land of its former joint venture in Magnolia, Texas (the “Magnolia Sale”) generated a cash inflow of $3,501.

Cash Flow from Financing Activities
During the three months ended March 31, 2025 the Company had an increase in outstanding debt of $34,891 compared to $22,911 increase during the three months ended March 31, 2024. The higher increase in debt for the three months ended March 31, 2025 versus three months ended March 31, 2024 was driven by an increase in cash used in operating activities, primarily due to higher seasonal working capital needs as well as organic growth initiatives and the absence of the cash inflow from the Magnolia Sale.

The Board of Directors previously authorized the repurchase of up to $15,000 of the Company’s common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. During the three months ended March 31, 2025, the Company repurchased 113,169 shares for $3,123 under this program through February 2025. The Company repurchased a total of 547,679 shares of its stock for $12,241 since the program's inception through February 2025.

On March 3, 2025, the Company's Board of Directors approved a new authorization to repurchase up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. As of March 31, 2025, the Company repurchased 55,742 shares for $1,154 under this program.

Under both programs, the Company repurchased a total of 168,911 shares for $4,277 during the three months ended March 31, 2025. From February 2023 through March 31, 2025, the Company repurchased a total of 603,421 shares of its stock for $13,395 under both programs.

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

Financial Condition
As of March 31, 2025, the Company had $2,612 in cash and cash equivalents and $47,178 of availability under its revolving credit facility, subject to covenant restrictions. As of March 31, 2025, approximately $1,361 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, repurchase of shares, acquisitions, funding the now complete UPRR Settlement Agreement, and service indebtedness. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity.

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

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000, effective August 12, 2022 and August 31, 2022, respectively, at which point the agreements effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The August 12, 2022 interest rate swap expired on March 1, 2025. The August 31, 2022 interest rate swap expires on August 13, 2026.

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by segment:

	Backlog
	March 31, 2025	December 31, 2024	March 31, 2024
Rail, Technologies, and Services	$91,724	$62,449	$86,038
Infrastructure Solutions	145,491	123,460	136,223
Total backlog	$237,215	$185,909	$222,261
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog increased by $14,954 over the prior year quarter due to increases throughout our portfolio.
Critical Accounting Estimates
The Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. As a result, actual results could differ from these estimates. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates as described in its Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.
Remediation of Material Weakness
As previously disclosed in our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2024 and June 30, 2024, in our Annual Report on Form 10-K/A for the year ended December 31, 2023, and in our Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded its controls related to the accounting for, and disclosure of, non-recurring complex transactions were not effective as of the conclusion of such periods. This material weakness resulted in a material error in the Company’s previously issued Unaudited Condensed Consolidated Financial Statements, which was subsequently corrected in the amendments for the year ending December 31, 2023 and quarterly periods ending March 31, 2024 and June 30, 2024.

Management has designed and implemented a new process and control to remediate the material weakness related to the accounting for, and disclosure of, non-recurring complex transactions. As a part of the remediation process, the Company established a policy to enhance the review and documentation of these non-recurring complex transactions and where appropriate engage a qualified third-party accounting consultant to review and analyze the financial impact for these transactions when they arise, to ensure proper accounting for and disclosure of these transactions.

The above mentioned control has been in operation for a sufficient period of time for management to be able to conclude that this control is operating effectively. Accordingly, as of March 31, 2025, management believes the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
Other than the remediation of the material weakness described above, there were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025.

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

The Company’s purchases of equity securities for the three months ended March 31, 2025 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	59,480	$27.36	57,853	$4,299
February 1, 2025 - February 28, 2025	113,568	27.85	52,116	—
March 1, 2025 - March 31, 2025	61,214	21.08	58,942	38,846
Total	234,262	$25.32	168,911	$38,846

1.During the current period, 65,351 shares were withheld by the Company to pay taxes upon vesting of stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	May 6, 2025	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)