Form 10-Q
period 2025-06-30
FOSTER L B CO
filed 2025-08-11
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2025
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

As of August 4, 2025, there were 10,597,683 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,186	$2,454
Accounts receivable - net (Note 5)	71,415	64,978
Contract assets - net (Note 3)	12,972	16,720
Inventories - net (Note 6)	75,443	70,506
Other current assets	9,468	6,947
Total current assets	173,484	161,605
Property, plant, and equipment - net	76,305	75,374
Operating lease right-of-use assets - net	23,324	18,480
Other assets:
Goodwill (Note 4)	33,315	31,907
Other intangibles - net (Note 4)	12,879	14,801
Deferred tax assets (Note 9)	26,299	28,900
Other assets	4,319	3,483
TOTAL ASSETS	$349,925	$334,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,888	$50,083
Deferred revenue (Note 3)	9,032	10,205
Accrued payroll and employee benefits	7,768	15,393
Current maturities of long-term debt (Note 7)	182	167
Other accrued liabilities	11,741	12,448
Total current liabilities	68,611	88,296
Long-term debt (Note 7)	81,446	46,773
Deferred tax liabilities (Note 9)	1,134	1,150
Long-term operating lease liabilities	19,777	14,709
Other long-term liabilities	3,716	4,608
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2025 and December 31, 2024, 11,115,779; shares outstanding at June 30, 2025 and December 31, 2024, 10,430,630 and 10,573,432, respectively	111	111
Paid-in capital	42,325	43,550
Retained earnings	168,354	167,579
Treasury stock - at cost, 685,149 and 542,347 common stock shares at June 30, 2025 and December 31, 2024, respectively	(16,213)	(11,208)
Accumulated other comprehensive loss	(20,135)	(21,716)
Total L.B. Foster Company stockholders’ equity	174,442	178,316
Noncontrolling interest	799	698
Total stockholders’ equity	175,241	179,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,925	$334,550
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales of goods	$129,071	$122,417	$215,619	$226,880
Sales of services	14,487	18,379	25,731	38,236
Total net sales	143,558	140,796	241,350	265,116
Cost of goods sold	98,619	93,715	165,557	175,257
Cost of services sold	14,039	16,568	24,742	33,170
Total cost of sales	112,658	110,283	190,299	208,427
Gross profit	30,900	30,513	51,051	56,689
Selling and administrative expenses	22,382	24,818	43,334	47,688
(Gain) on sale of former joint venture facility	—	—	—	(3,477)
Amortization expense	840	1,123	1,962	2,340
Operating income	7,678	4,572	5,755	10,138
Interest expense - net	1,490	1,493	2,633	2,618
Other income - net	(95)	(84)	(413)	(337)
Income before income taxes	6,283	3,163	3,535	7,857
Income tax expense	3,444	346	2,813	635
Net income	2,839	2,817	722	7,222
Net loss attributable to noncontrolling interest	(46)	(30)	(53)	(61)
Net income attributable to L.B. Foster Company	$2,885	$2,847	$775	$7,283

Per share data attributable to L.B. Foster shareholders:
Basic earnings per common share	$0.28	$0.26	$0.07	$0.68
Diluted earnings per common share	$0.27	$0.26	$0.07	$0.66

Basic weighted average shares outstanding	10,439	10,793	10,489	10,777
Diluted weighted average shares outstanding	10,853	11,060	10,945	11,062

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$2,839	$2,817	$722	$7,222
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,823	(452)	2,042	(1,966)
Unrealized loss on cash flow hedges, net of tax expense of $0	(41)	(186)	(307)	(80)
Reclassification of pension liability adjustments to earnings, net of tax expense of $0, $7, $0, and $11, respectively*	—	26	—	51
Total comprehensive income	4,621	2,205	2,457	5,227
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(46)	(30)	(53)	(61)
Foreign currency translation adjustment	38	(72)	154	(89)
Amounts attributable to noncontrolling interest	(8)	(102)	101	(150)
Comprehensive income attributable to L.B. Foster Company	$4,629	$2,307	$2,356	$5,377

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$722	$7,222
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	2,585	(61)
Depreciation	4,572	4,736
Amortization	1,962	2,340
Inventory and fixed asset exit costs (Note 2)	655	—
Equity in income of nonconsolidated investments	(54)	6
Gain on sales and disposals of property, plant, and equipment	—	(4,412)
Stock-based compensation	2,111	2,347
Change in operating assets and liabilities:
Accounts receivable	(5,489)	(22,532)
Contract assets	4,750	8,499
Inventories	(4,892)	(7,033)
Other current assets	(2,549)	(2,907)
Other noncurrent assets	(4,581)	1,666
Accounts payable	(9,981)	6,048
Deferred revenue	(1,410)	(4,917)
Accrued payroll and employee benefits	(7,733)	(9,009)
Accrued settlement	—	(2,000)
Other current liabilities	(1,081)	(4,210)
Other long-term liabilities	4,679	(2,181)
Net cash used in operating activities	(15,734)	(26,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	49	3,881
Capital expenditures on property, plant, and equipment	(5,248)	(4,766)
Net cash used in investing activities	(5,199)	(885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(129,272)	(100,617)
Proceeds from debt	161,612	132,572
Debt issuance costs	(706)	—
Treasury stock acquisitions	(8,384)	(3,140)
Deferred payment for Skratch acquisition	(782)	—
Net cash provided by financing activities	22,468	28,815
Effect of exchange rate changes on cash and cash equivalents	197	(71)
Net increase in cash and cash equivalents	1,732	1,461
Cash and cash equivalents at beginning of period	2,454	2,560
Cash and cash equivalents at end of period	$4,186	$4,021
Supplemental disclosure of cash flow information:
Interest paid	$2,417	$2,380
Income taxes paid	$828	$1,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2025	$111	$41,823	$165,469	$(14,736)	$(21,879)	$807	$171,595
Net income (loss)	—	—	2,885	—	—	(46)	2,839
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,785	38	1,823
Unrealized derivative loss on cash flow hedges	—	—	—	—	(41)	—	(41)
Purchase of 108,020 common shares for treasury	—	—	—	(2,162)	—	—	(2,162)
Issuance of 32,931 common shares, net of shares withheld for taxes	—	(775)	—	685	—	—	(90)
Stock-based compensation	—	1,277	—	—	—	—	1,277
Balance, June 30, 2025	$111	$42,325	$168,354	$(16,213)	$(20,135)	$799	$175,241

	Three Months Ended June 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2024	$111	$41,866	$129,069	$(5,829)	$(20,616)	$676	$145,277
Net income (loss)	—	—	2,847	—	—	(30)	2,817
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	(380)	(72)	(452)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(186)	—	(186)
Purchase of 53,525 common shares for treasury	—	—	—	(1,322)	—	—	(1,322)
Issuance of 47,330 common shares, net of shares withheld for taxes	—	(942)	—	746	—	—	(196)
Stock-based compensation	—	1,314	—	—	—	—	1,314
Investment of noncontrolling interest	—	374	—	—	—	—	374
Balance, June 30, 2024	$111	$42,612	$131,916	$(6,405)	$(21,156)	$574	$147,652
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$111	$43,550	$167,579	$(11,208)	$(21,716)	$698	$179,014
Net income (loss)	—	—	775	—	—	(53)	722
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,888	154	2,042
Unrealized derivative loss on cash flow hedges	—	—	—	—	(307)	—	(307)
Purchase of 276,931 common shares for treasury	—	—	—	(6,439)	—	—	(6,439)
Issuance of 128,883 common shares, net of shares withheld for taxes	—	(3,336)	—	1,434	—	—	(1,902)
Stock-based compensation	—	2,111	—	—	—	—	2,111
Balance, June 30, 2025	$111	$42,325	$168,354	$(16,213)	$(20,135)	$799	$175,241

	Six Months Ended June 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
Net income (loss)	—	—	7,283	—	—	(61)	7,222
Other comprehensive (loss) income, net of tax:
Pension liability adjustment	—	—	—	—	51	—	51
Foreign currency translation adjustment	—	—	—	—	(1,877)	(89)	(1,966)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(80)	—	(80)
Purchase of 70,080 common shares for treasury	—	—	—	(1,707)	—	—	(1,707)
Issuance of 119,181 common shares, net of shares withheld for taxes	—	(3,220)	—	1,796	—	—	(1,424)
Stock-based compensation	—	2,347	—	—	—	—	2,347
Investment of noncontrolling interest	—	374	—	—	—	—	374
Balance, June 30, 2024	$111	$42,612	$131,916	$(6,405)	$(21,156)	$574	$147,652
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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
Note 2. Business Segments
The Company is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company determines its operating segments based on how the Company's Chief Operating Decision Maker (“CODM”), the Company's President and Chief Executive Officer, manages the businesses, including resource allocation and operating decisions. The Company is organized into two operating segments, which represent the individual businesses that are run separately within this operational structure.

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

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, insurance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, income taxes, and certain other items included in “Other income - net”, which are managed on a consolidated basis, are not allocated to the operating segments.

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended June 30,
	2025			2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$75,973	$67,585	$143,558	$85,594	$55,202	$140,796
Less:
Cost of sales	(60,841)	(51,817)	(112,658)	(67,719)	(42,564)	(110,283)
Selling and administrative employment costs	(7,237)	(5,902)	(13,139)	(8,126)	(6,026)	(14,152)
Purchased services (1)	(1,660)	(1,273)	(2,933)	(1,810)	(1,522)	(3,332)
General administrative costs (2)	(1,949)	(1,526)	(3,475)	(1,645)	(1,137)	(2,782)
Amortization expense	(539)	(301)	(840)	(793)	(330)	(1,123)
Segment operating income	$3,747	$6,766	$10,513	$5,501	$3,623	$9,124

Reconciliation of segment operating income
Total segment operating income			$10,513			$9,124
Interest expense - net			(1,490)			(1,493)
Other income - net			95			84
Public company costs			(1,317)			(1,621)
Corporate executive management costs			(728)			(1,885)
Corporate management stock-based compensation			(761)			(880)
Other corporate expenses - net			(29)			(166)
Income before income taxes			$6,283			$3,163

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2)General administrative costs generally include office supplies, utilities, advertising, bad debt expense, depreciation and restructuring expenditures.

	Six Months Ended June 30,
	2025			2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$129,988	$111,362	$241,350	$168,217	$96,899	$265,116
Less:
Cost of sales	(102,827)	(87,472)	(190,299)	(131,771)	(76,656)	(208,427)
Selling and administrative employment costs	(14,636)	(11,466)	(26,102)	(15,608)	(11,844)	(27,452)
Purchased services (1)	(3,333)	(2,631)	(5,964)	(3,749)	(3,100)	(6,849)
General administrative costs (2)	(3,942)	(2,868)	(6,810)	(3,146)	(2,388)	(5,534)
Amortization expense	(1,359)	(603)	(1,962)	(1,664)	(676)	(2,340)
Segment operating income	$3,891	$6,322	$10,213	$12,279	$2,235	$14,514

Reconciliation of segment operating income
Total segment operating income			$10,213			$14,514
Gain on sale of former joint venture facility			—			3,477
Interest expense - net			(2,633)			(2,618)
Other income - net			413			337
Public company costs			(2,471)			(2,840)
Corporate executive management costs			(948)			(3,292)
Corporate management stock-based compensation			(1,039)			(1,479)
Other corporate expenses - net			—			(242)
Income before income taxes			$3,535			$7,857

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, depreciation and restructuring expenditures.

For the six months ended June 30, 2024, the Company sold a former joint venture facility located in Magnolia, Texas, generating a $3,477 gain on sale recorded in “Gain on sale of former joint venture facility” which is included as a component of corporate operating income.

Reconciliations of reportable depreciation and amortization and expenditures for long-lived assets to the Company’s consolidated totals are as follows for the periods presented:

	Three Months Ended June 30,
	2025		2024
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$913	$628	$1,154	$82
Infrastructure Solutions	1,679	1,457	1,864	1,398
Reportable segments total	$2,592	$2,085	$3,018	$1,480
Corporate	515	588	467	574
Total	$3,107	$2,673	$3,485	$2,054

	Six Months Ended June 30,
	2025		2024
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$2,081	$1,055	$2,375	$618
Infrastructure Solutions	3,443	3,495	3,776	3,431
Reportable segments total	$5,524	$4,550	$6,151	$4,049
Corporate	1,010	698	925	717
Total	$6,534	$5,248	$7,076	$4,766

The following table summarizes the Company's total assets by reportable segment for the following periods:

	June 30, 2025	December 31, 2024
Rail, Technologies, and Services	$156,055	$158,859
Infrastructure Solutions	134,564	123,755
Reportable segments total	290,619	282,614
Corporate	59,306	51,936
Total	$349,925	$334,550

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. for $7,402, which was inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. During the second quarter of 2025, the Company made a deferred acquisition payment of $782.

During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling product line (“AMH Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back businesses in the United Kingdom. The Company expects to complete any remaining customer obligations by the end of 2025. This product line had net sales of $813 and $1,100 for the three months ended June 30, 2025 and 2024, respectively, and $1,220 and $3,324 for the six months ended June 30, 2025 and 2024, respectively. The Company has incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company does not expect to incur additional material exit costs in the remainder of 2025.

In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in its growth platforms. The restructuring action has been completed as of December 31, 2024 and no additional costs are expected to be incurred under this program. As of December 31, 2024, the Company's restructuring liability was $687, which has been paid out as of June 30, 2025.

The following table summarizes the restructuring liability balance and utilization for restructuring actions, which are primarily related to severance costs through June 30, 2025:

Restructuring Liability
Balance as of December 31, 2024	$687
Personnel and other exit costs associated with AMH Exit	696
Payments	(932)
Balance as of June 30, 2025	$451

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within Infrastructure. The Bedford, PA based operations supporting the product line expect to complete any remaining customer obligations in 2025. For the three months ended June 30, 2025 and 2024, net sales associated with the product line were $498 and $1,157, respectively and for the six months ended June 30, 2025 and 2024 were $999 and $1,967, respectively. The Company does not expect to incur additional material exit costs in 2025.
Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rail Products	$47,570	$56,323	$76,889	$109,361
Global Friction Management	20,431	17,438	35,994	31,459
Technology Services and Solutions	7,972	11,833	17,105	27,397
Rail, Technologies, and Services	75,973	85,594	129,988	168,217
Precast Concrete Products	46,174	33,950	74,378	55,041
Steel Products	21,411	21,252	36,984	41,858
Infrastructure Solutions	67,585	55,202	111,362	96,899
Total net sales	$143,558	$140,796	$241,350	$265,116

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended June 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$66,173	$41,185	$107,358
Over time	9,800	26,400	36,200
Total net sales	$75,973	$67,585	$143,558

	Three Months Ended June 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$69,923	$35,127	$105,050
Over time	15,671	20,075	35,746
Total net sales	$85,594	$55,202	$140,796

	Six Months Ended June 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$111,098	$69,812	$180,910
Over time	18,890	41,550	60,440
Total net sales	$129,988	$111,362	$241,350

	Six Months Ended June 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$135,462	$64,784	$200,246
Over time	32,755	32,115	64,870
Total net sales	$168,217	$96,899	$265,116

The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure and technology services and solutions projects within the Rail segment, precast concrete buildings within the Precast Concrete Products division in the Infrastructure segment, and long-term bridge projects within the Steel Products division in the Infrastructure segment. Revenue under these long-term agreements is generally recognized over time, either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue under these long-term agreements may also be recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. The use of an input or an output measure to recognize revenue is determined based on what is most appropriate given the nature of the work performed and terms of the associated agreement.

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. As a result of management's reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. During the three and six months ended June 30, 2025 and 2024, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were $1,647 and $1,477, respectively. The Company’s estimates related to these long-term agreements are further described in “Note 3. Revenue” of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended June 30,		Percentage of Total Net Sales Three Months Ended June 30,
	2025	2024	2025	2024
Over time input method	$6,884	$14,096	4.8%	10.0%
Over time output method	29,316	21,650	20.4	15.4
Total over time sales	$36,200	$35,746	25.2%	25.4%

	Six Months Ended June 30,		Percentage of Total Net Sales Six Months Ended June 30,
	2025	2024	2025	2024
Over time input method	$14,627	$27,239	6.1%	10.3%
Over time output method	45,813	37,631	19.0	14.2
Total over time sales	$60,440	$64,870	25.1%	24.5%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2024	$16,720
Net additions to contract assets	2,872
Transfers from contract asset balance to accounts receivable	(6,620)
Balance as of June 30, 2025	$12,972

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2024	$1,991
Revenue recognized from contract liabilities	(1,341)
Increase in billings in excess of cost, excluding revenue recognized	1,707
Balance as of June 30, 2025	$2,357

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

As of June 30, 2025, the Company had approximately $269,929 of remaining performance obligations, which is also referred to as backlog. Approximately 7.9% of the June 30, 2025 backlog was related to projects that are anticipated to extend beyond June 30, 2026.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2024	$20,231	$11,676	$31,907
Foreign currency translation impact	1,408	—	1,408
Balance as of June 30, 2025	$21,639	$11,676	$33,315

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which includes the impacts of current economic conditions, including but not limited to concerns related to inflation, tariffs, labor markets, supply chains, and changes in trade policy. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of June 30, 2025. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	June 30, 2025
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$324	$(212)	$112
Customer relationships	12	28,957	(21,855)	7,102
Trademarks and trade names	13	8,075	(5,565)	2,510
Technology	8	32,863	(29,876)	2,987
Favorable lease	6	327	(159)	168
		$70,546	$(57,667)	$12,879

	December 31, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$308	$(198)	$110
Customer relationships	13	28,006	(19,958)	8,048
Trademarks and trade names	13	7,974	(5,219)	2,755
Technology	9	32,616	(28,923)	3,693
Favorable lease	6	327	(132)	195
		$69,231	$(54,430)	$14,801

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, and were an expense of $327 and $134 for the three months ended June 30, 2025 and 2024, respectively, and an expense of $518 and $529 for the six months ended June 30, 2025 and 2024, respectively. The changes in reserves for uncollectible accounts are net of recoveries of previous write-offs of $337 for the six months ended June 30, 2025.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2024	$1,127
Current period provision	855
Write-off against allowance	(126)
Recoveries of previous write-offs	(337)
Balance as of June 30, 2025	$1,519

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	June 30, 2025	December 31, 2024
Finished goods	$39,557	$37,238
Work-in-process	7,565	6,717
Raw materials	28,321	26,551
Inventories - net	$75,443	$70,506
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
Revolving credit facility	$80,971	$46,467
Finance leases and financing agreements	657	473
Total	81,628	46,940
Less current maturities	(182)	(167)
Long-term portion	$81,446	$46,773

On June 27, 2025, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and Wells Fargo Bank N.A. as Co-Syndication Agents, and Dollar Bank, Federal Savings Bank as a participant. The Credit Agreement, as amended, modifies the prior amended revolving credit facility, which had a maximum credit line of $130,000 and extends the maturity date from August 13, 2026 to June 27, 2030. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $150,000 with sublimits for (a) the issuance of Letters of Credit in Dollars and in Alternative Currencies in an amount not to exceed the Dollar Equivalent of $30,000, and (b) borrowings of Swing Loans in Dollars in an amount not to exceed $20,000; and with an incremental loan feature not to exceed $60,000.

The Company’s obligations under the Credit Agreement are secured by the grant of a security interest by the Borrowers in substantially all of the assets owned by such entities. Additionally, the equity interests in each of the loan parties, other than the Company, and the equity interests held by each loan party in their subsidiaries, have been pledged to the lenders as collateral for the lending obligations.

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or Term SOFR rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated EBITDA for four trailing quarters, as defined in the Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 0.50%, (b) the Prime Rate, or (c) the Daily Simple SOFR rate plus 1.00% so long as the Daily Simple SOFR rate is offered, ascertainable and not unlawful (each as defined in the Credit Agreement). The base rate and Term SOFR rate spreads range from 0.25% to 1.50% and 1.25% to 2.50%, respectively.

The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s Consolidated Indebtedness divided by the Company’s Consolidated EBITDA, which must not exceed (i) 3.50 to 1.00 for all testing periods other than during an Acquisition Period, and (ii) 4.00 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s Consolidated EBITDA divided by the Company’s Fixed Charges, which must be more than 1.10 to 1.00.

As of June 30, 2025, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $891.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$2,885	$2,847	$775	$7,283
Denominator:
Weighted average shares outstanding	10,439	10,793	10,489	10,777
Denominator for basic earnings per common share	10,439	10,793	10,489	10,777
Effect of dilutive securities:
Stock compensation plans	414	267	456	285
Dilutive potential common shares	414	267	456	285
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,853	11,060	10,945	11,062
Basic earnings per common share	$0.28	$0.26	$0.07	$0.68
Diluted earnings per common share	$0.27	$0.26	$0.07	$0.66

Note 9. Income Taxes
For the three months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $3,444 and $346, respectively, on pre-tax income of $6,283 and $3,163, respectively, for an effective income tax rate of 54.8% and 10.9%, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $2,813 and $635, respectively, on pre-tax income of $3,535 and $7,857, respectively, for an effective income tax rate of 79.6% and 8.1%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, also impact the effective income tax rate each quarter.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA includes various provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $1,277 and $1,314 for the three months ended June 30, 2025 and 2024, respectively, and $2,111 and $2,347 for the six months ended June 30, 2025 and 2024, respectively, related to restricted stock awards and performance unit awards. As of June 30, 2025, unrecognized compensation expense for awards that the Company expects to vest approximated $7,488. The Company will recognize this unrecognized compensation expense over a weighted average 1.9 years through February 20, 2028.

On May 22, 2025, the shareholders approved the new 2025 Equity and Incentive Compensation Plan (the “Equity and Incentive Compensation Plan”). As of June 30, 2025, the Company had stock awards issued pursuant to the Equity and Incentive Compensation Plan and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). No stock options are outstanding under the Omnibus Plan or the Equity and Incentive Compensation Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the three months ended June 30, 2025 and 2024.

Non-Employee Director Restricted Stock Awards and Fully-Vested Stock
Since May 2018, non-employee directors have been awarded shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors, subject to a one-year vesting requirement. The Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan and, by amendment, under the Equity and Incentive Compensation Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board into deferred stock units. Under the terms of the 2025 Equity and Incentive Compensation Plan, a non-employee Board member may elect to receive fully vested stock in lieu of quarterly cash compensation.

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

The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the periods presented:

	Restricted Stock	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	203,552	534,521	$16.31
Granted	118,473	127,033	18.65
Vested	(111,840)	(88,641)	17.26
Cancelled and forfeited	(1,834)	(45,524)	13.12
Outstanding as of June 30, 2025	208,351	527,389	$16.57

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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The August 12, 2022 interest rate swap expired on March 1, 2025. The August 31, 2022 interest rate swap expires on August 13, 2026. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and “Other accrued liabilities” when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	June 30, 2025	Level 1	Level 2	Level 3	December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps	$122	$—	$122	$—	$430	$—	$430	$—
Total assets	$122	$—	$122	$—	$430	$—	$430	$—

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

For the three months ended June 30, 2025 and 2024, the Company recognized interest income of $56 and $340, respectively, from interest rate swaps. For the six months ended June 30, 2025 and 2024, the Company recognized interest income of $274 and $677 respectively, from interest rate swaps.
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

United Kingdom Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$65	$56	$127	$112
Expected return on plan assets	(87)	(93)	(170)	(186)
Amortization of prior service costs and transition amount	6	6	12	12
Recognized net actuarial loss	11	8	21	16
Net periodic pension income	$(5)	$(23)	$(10)	$(46)

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$745	$720	$1,458	$1,271
Canada	33	34	103	110
United Kingdom	333	287	604	565
	$1,111	$1,041	$2,165	$1,946

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

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion respectively, and the remedial work is expected to take as long as 13 years to complete. Other estimates indicate that these costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. On December 2, 2024, the Company and many other PRPs received a Special Notice Letter ("SNL") from the EPA regarding a formal initiation of negotiations for the investigation and cleanup of the Portland Harbor Superfund Site and requesting a "good faith offer" from certain PRPs as to remediation and reimbursement of costs within 120 days, which, if accepted, would lead to a formal Consent Decree which may not be entered under the EPA's proposed schedule until fall of 2026 or by March 2027. The deadline for a response was extended to May 30, 2025, and the Company responded, along with other similarly-situated parties, in a timely manner. The Company cannot predict the ultimate impact of these proceedings and the SNLs because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of June 30, 2025 and December 31, 2024, the Company maintained reserves of $1,614 and $1,796, respectively, for all of its environmental liabilities.

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of June 30, 2025.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of June 30, 2025, no such disclosures were considered necessary.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, tariffs or trade wars, inflation, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes, or uncertainties relating to the imposition of tariffs; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, and to realize anticipated synergies and benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; emerging technologies, including those related to or arising from artificial intelligence, and resultant risks to our business and operations; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, as well as our ability to reestablish effective disclosure controls and procedures; any change in policy or other change due to the results of the UK’s 2024 parliamentary election and the U.S. 2024 Presidential election that could affect UK or U.S. business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of or delay in state or federal funding for infrastructure projects; an increase in manufacturing or material costs, including volatility in steel prices; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
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
Product Line Exits
During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling product line (“AMH Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. AMH had net sales of $813 and $1,100 for the three months ended June 30, 2025 and 2024, respectively, and $1,220 and $3,324 for the six months ended June 30, 2025 and 2024, respectively. The Company expects to complete any remaining customer obligations by the end of 2025. The Company has incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment.

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within Infrastructure. The Bedford, PA based operations supporting the product line expects to complete any remaining customer obligations in 2025. The product line had net sales of $498 and $1,157 for the three months ended June 30, 2025 and 2024, respectively, and $999 and $1,967 for the six months ended June 30, 2025 and 2024, respectively.
Results of Operations
Second Quarter 2025 Compared to Second Quarter 2024

	Three Months Ended June 30,		Change
	2025	2024	2025 vs. 2024
Net sales	$143,558	$140,796	$2,762
Gross profit	30,900	30,513	387
Gross profit margin	21.5%	21.7%	(20) bps
Expenses:
Selling and administrative expenses	$22,382	$24,818	$(2,436)
Selling and administrative expenses as a percent of sales	15.6%	17.6%	(200) bps
Amortization expense	$840	$1,123	$(283)
Operating income	$7,678	$4,572	$3,106
Operating income margin	5.3%	3.2%	210 bps
Interest expense - net	$1,490	$1,493	$(3)
Other income - net	(95)	(84)	(11)
Income before income taxes	$6,283	$3,163	$3,120
Income tax expense	3,444	346	3,098
Net income	$2,839	$2,817	$22
Net loss attributable to noncontrolling interest	(46)	(30)	(16)
Net income attributable to L.B. Foster Company	$2,885	$2,847	$38
Diluted earnings per common share	$0.27	$0.26	$0.01

Results Summary
Net sales for the three months ended June 30, 2025 increased $2,762, or 2.0%, over the prior year quarter. The increase was driven by strong sales growth in the Infrastructure segment, which improved $12,383, or 22.4%, over the prior year quarter. Partially offsetting these improvements were sales volumes declines in the Rail segment which declined $9,621, or 11.2%, from the prior year quarter.

Gross profit for the three months ended June 30, 2025 increased $387, or 1.3%, from the prior year quarter. The improvement in gross profit was due to higher sales volume partially offset by $1,085 of costs related to the AMH Exit. Gross profit margins declined 20 basis points to 21.5% due to the absence of the $815 gain realized on the sale of an ancillary property in the prior year quarter coupled with the AMH Exit costs incurred in the current year.

Selling and administrative expenses for the three months ended June 30, 2025 decreased $2,436, or 9.8%, from the prior year quarter, due primarily to lower personnel costs and professional services expenditures which decreased $941 and $473, respectively. Selling and administrative expenses for the 2025 second quarter includes $266 in AMH Exit costs and the prior year quarter includes $751 in legal costs associated with a resolved legal matter. Selling and administrative expenses as a percentage of net sales decreased to 15.6% in the current quarter compared to the prior year quarter.

Net interest expense was flat to the prior year quarter. The Company's outstanding debt balance was $81,628 as of June 30, 2025, compared to $87,173 as of June 30, 2024.

The Company’s effective income tax rate for the three months ended June 30, 2025 was 54.8%, compared to 10.9% in the prior year quarter. The Company's effective income tax rate for the three months ended June 30, 2025 differed from the statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the three months ended June 30, 2025 was $2,885, or $0.27 per diluted share, compared to net income in the prior year quarter of $2,847, or $0.26 per diluted share. Net income for the three months ended June 30, 2025 was driven by lower selling and administrative expenses offset by higher income tax expense.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended June 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$75,973	$85,594	$(9,621)		(11.2%)
Gross profit	$15,132	$17,875	$(2,743)		(15.3)
Gross profit margin	19.9%	20.9%	(100)	bps	(4.6)
Segment operating income	$3,747	$5,501	$(1,754)		(31.9)
Segment operating income margin	4.9%	6.4%	(150)	bps	(23.3)

Rail segment net sales for the three months ended June 30, 2025 decreased $9,621, or 11.2%, from the prior year quarter. The decline was primarily driven by $8,753, or 15.5%, in lower volumes in the Rail Products business, coupled with lower volumes in our Technology Services and Solutions business which declined $3,861, or 32.6%, due to scaling back initiatives in our UK business and softness in the UK market. Partially offsetting these declines was an increase of $2,993, or 17.2%, in Global Friction Management sales.

Rail segment gross profit for the three months ended June 30, 2025 decreased $2,743, or 15.3%, from the prior year quarter, and gross profit margins declined by 100 basis points to 19.9%. The decline in gross profit was due to lower sales volumes and $1,085 of costs associated with the AMH Exit.

Rail segment operating income for the three months ended June 30, 2025 decreased $1,754 from the prior year quarter due primarily to lower gross profit partially offset by a decline in selling and administrative expenses. During the three months ended June 30, 2025, AMH Exit costs reduced operating income by $1,351.

For the three months ended June 30, 2025, the Rail segment had new orders of $114,345, a decrease of $2,651, driven primarily by Technology Services and Solutions as the Company scales back initiatives in our UK business and due to the timing of Global Friction Management orders. Partially offsetting these declines was a 3.1% increase in Rail Products orders. Backlog as of June 30, 2025, was $130,709, a $15,915, or 13.9%, increase over the prior year. The increase in backlog was due to Rail Products and Global Friction Management, partially offset by a decrease in Technology Services and Solutions.

Infrastructure Solutions

	Three Months Ended June 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$67,585	$55,202	$12,383		22.4%
Gross profit	$15,768	$12,638	$3,130		24.8
Gross profit margin	23.3%	22.9%	40	bps	1.9
Segment operating income	$6,766	$3,623	$3,143		86.8
Segment operating income margin	10.0%	6.6%	340	bps	51.8

Infrastructure segment net sales for the three months ended June 30, 2025, increased $12,383 or 22.4%, over the prior year quarter. Sales increased due to strong growth in Precast Concrete Products, which increased $12,224, or 36.0%, over the prior year quarter. The Steel Products business unit net sales increased $159, or 0.7%, due to sales volume growth in the Protective Coatings business which was partially offset by declines in the bridge forms product line and the exit of the bridge grid deck product line.

Infrastructure segment gross profit for the three months ended June 30, 2025 increased $3,130, or 24.8%, and gross profit margins expanded 40 basis points to 23.3%, compared to 22.9% over the prior year quarter, primarily driven by higher sales volumes in Precast Concrete Products and Protective Coatings businesses over the prior year quarter. Gross profit for the second quarter of 2024 includes a $815 gain realized on the sale of an ancillary property, which was not included in the second quarter of 2025.

Infrastructure segment operating income for the three months ended June 30, 2025 was favorable by $3,143 compared to the prior year quarter due to improvements in gross profit.

For the three months ended June 30, 2025, Infrastructure had new orders of $61,411, an increase of $7,414, over the prior year quarter. The increase in new orders is due to our Precast Concrete Products business unit which increased 26.7% over the prior year quarter, which was partially offset by the Steel Products business unit which decreased 16.7% from the prior year quarter. Backlog as of June 30, 2025, was $139,220, an increase of $4,209, or 3.1% over the prior year quarter, driven by both business units.

Corporate

	Three Months Ended June 30,		Change	Percent Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Public company costs	$1,317	$1,621	$(304)	(18.8)%
Corporate executive management costs	728	1,885	(1,157)	(61.4)
Corporate management stock-based compensation	761	880	(119)	(13.5)
Other	29	166	(137)	(82.5)
Unallocated corporate expense - net	$2,835	$4,552	$(1,717)	(37.7)%

Unallocated corporate expense - net for the three months ended June 30, 2025 was $2,835 compared to $4,552 for the three months ended June 30, 2024. Corporate executive management costs decreased from the prior year quarter primarily due to a decrease of $751 in corporate legal costs associated with a resolved legal matter and a decrease in professional service expenditures of $473.

Results of Operations
First Six Months 2025 Compared to First Six Months 2024

	Six Months Ended June 30,		Change
	2025	2024	2025 vs. 2024
Net sales	$241,350	$265,116	$(23,766)
Gross profit	51,051	56,689	(5,638)
Gross profit margin	21.2%	21.4%	(20) bps
Expenses:
Selling and administrative expenses	$43,334	$47,688	$(4,354)
Selling and administrative expenses as a percent of sales	18.0%	18.0%	0 bps
(Gain) on sale of former joint venture facility	$—	$(3,477)	$3,477
Amortization expense	1,962	2,340	(378)
Operating income	$5,755	$10,138	$(4,383)
Operating income margin	2.4%	3.8%	(140) bps
Interest expense - net	$2,633	$2,618	$15
Other income - net	(413)	(337)	(76)
Income before income taxes	$3,535	$7,857	$(4,322)
Income tax expense	2,813	635	2,178
Net income	$722	$7,222	$(6,500)
Net loss attributable to noncontrolling interest	(53)	(61)	8
Net income attributable to L.B. Foster Company	$775	$7,283	$(6,508)
Diluted earnings per common share	$0.07	$0.66	$(0.59)
Results Summary
Net sales for the six months ended June 30, 2025 decreased $23,766, or 9.0%, from the prior year period. The decrease in net sales was driven by a decrease of $38,229, or 22.7%, in the Rail segment, partially offset by a $14,463, or 14.9%, increase in the Infrastructure segment.

Gross profit for the six months ended June 30, 2025 decreased $5,638, or 9.9%, from the prior year period and gross profit margins declined 20 basis points to 21.2%. The decline in gross profit and gross profit margin is due to lower sales volumes associated with the Rail segment, AMH Exit restructuring costs of $1,085 and the $815 gain on the sale of ancillary property realized in the prior year period.

Selling and administrative expenses for the six months ended June 30, 2025 decreased $4,354, or 9.1%, from the prior year period, due primarily to a decrease of $1,777 in personnel costs, $751 in legal fees, $783 in professional services expenditures, and reduced travel and insurance costs. Partially offsetting this decline were $266 of costs associated with the AMH Exit. Selling and administrative expenses as a percentage of net sales was unchanged compared to the prior year period at 18.0%.

Net interest expense increased $15 for the six months ended June 30, 2025 compared to the prior year period. The Company's outstanding debt balance was $81,628 as of June 30, 2025, compared to $87,173 as of June 30, 2024.

The Company’s effective income tax rate for the six months ended June 30, 2025 was 79.6%, compared to 8.1% in the prior year period. The Company's effective income tax rate for the six months ended June 30, 2025 differed from the statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the six months ended June 30, 2025 was $775, or $0.07 per diluted share, compared to net income in the prior year period of $7,283, or $0.66 per diluted share. The lower net income for the six months ended June 30, 2025 was primarily driven by a decrease in gross profit and an increase in income tax expense offset in part by a decrease in selling and administrative expenses. Also, net income for the six months ended June 30, 2024 included the $3,477 gain on the sale of the former joint venture facility in Magnolia, Texas.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Six Months Ended June 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$129,988	$168,217	$(38,229)		(22.7%)
Gross profit	$27,161	$36,446	$(9,285)		(25.5)
Gross profit margin	20.9%	21.7%	(80)	bps	(3.6)
Segment operating income	$3,891	$12,279	$(8,388)		(68.3)
Segment operating profit margin	3.0%	7.3%	(430)	bps	(59.0)

Rail segment net sales for the six months ended June 30, 2025 decreased $38,229, or 22.7%, from the prior year period. The decrease was primarily due to the decline in the Rail Products business unit which declined $32,472, or 29.7%, due to the timing of large orders in the Rail Distribution product line and an exceptionally strong prior year period. Technology Services and Solutions' net sales decreased $10,292, or 37.6%, due to the Company scaling back initiatives in the United Kingdom and softness in the domestic markets served. The Global Friction Management business unit's net sales improved $4,535, or 14.4%, due to improved demand in domestic markets served.

Rail segment gross profit for the six months ended June 30, 2025 decreased $9,285, or 25.5%, from the prior year period, and gross profit margins declined 80 basis points to 20.9%. The Rail Products and Technology Services and Solutions business units' gross profit declined $6,029 and $6,041, respectively, due to lower volumes. The Technology Services and Solutions business unit gross profit decline was due in part to $1,085 of restructuring costs associated with the AMH Exit. Partially offsetting these declines was an improvement in the Global Friction Management gross profit of $2,785, due to higher volumes.

Rail segment operating income for the six months ended June 30, 2025 decreased $8,388 from the prior year period. The decrease was driven by a decline in gross profit associated with lower sales volumes and $266 of costs associated with AMH Exit, partially offset by lower selling and administrative expenses.

For the six months ended June 30, 2025, new orders were $197,597, a decrease of $3,140 from the prior year period. The decrease was due to declines in the Technology Services and Solutions business unit of 27.6% as the Company scales back initiatives in the United Kingdom. Partially offsetting these declines was a 7.3% increase in new orders in our Global Friction Management business unit while Rail Product orders were flat compared to the prior year.

Infrastructure Solutions

	Six Months Ended June 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$111,362	$96,899	$14,463		14.9%
Gross profit	$23,890	$20,243	$3,647		18.0
Gross profit margin	21.5%	20.9%	60	bps	2.7
Segment operating income	$6,322	$2,235	$4,087		182.9
Segment operating income margin	5.7%	2.3%	340	bps	146.1

Infrastructure segment net sales for the six months ended June 30, 2025 increased $14,463, or 14.9%, over the prior year period. The increase in net sales was attributable to the Precast Concrete Products business unit which increased $19,337, or 35.1%, over the prior year period which was partially offset by the Steel Products business unit which decrease $4,874, or 11.6%, from the prior year period due to declines in the bridge forms product line and the exit of the bridge grid deck product line.

Infrastructure segment gross profit for the six months ended June 30, 2025 increased $3,647, or 18.0%, due primarily to strength in the Precast Concrete Products business. Gross profit margins of 21.5% increased 60 basis points over the prior year period due primarily to favorable business mix in the Steel Products business unit. Gross profit for the six months ended June 30, 2024 includes the $815 gain on sale of ancillary property.

Infrastructure segment operating income for the six months ended June 30, 2025 was favorable $4,087 compared to the prior year period due to improvements in gross profit and a decrease in selling and administrative expenses.

For the six months ended June 30, 2025, the Infrastructure segment had new orders of $127,223, an increase of $24,582, over the prior year period. The increase is due to our Precast Concrete Products business unit which increased by 23.5% over the prior year period, and our Steel Products business unit which increased 25.0% over the prior year period due to new order strength in our Protective Coatings business.

Corporate

	Six Months Ended June 30,		Change	Percent Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
(Gain) on sale of former joint venture facility	$—	$(3,477)	$3,477	(100.0)%
Public company costs	2,471	2,840	(369)	(13.0)
Corporate executive management costs	948	3,292	(2,344)	(71.2)
Corporate management stock-based compensation	1,039	1,479	(440)	(29.7)
Other	—	242	(242)	(100.0)
Unallocated corporate expense - net	$4,458	$4,376	$82	1.9%

Unallocated corporate expense - net for the six months ended June 30, 2025 was $4,458 compared to the six months ended June 30, 2024 which was $4,376. The increase was due to the $3,477 gain on the sale of the former joint venture facility in Magnolia, Texas recorded in the six months ended June 30, 2024. This was partially offset by a decrease in corporate executive management costs of $2,344 due to a decrease in professional service expenditures and lower travel and insurance costs.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility. The revolving credit facility provides for a total commitment of up to $150,000, of which $68,138 was available for borrowing as of June 30, 2025, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $81,628 and $46,940 as of June 30, 2025 and December 31, 2024, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of June 30, 2025:

	June 30, 2025
Cash and cash equivalents		$4,186
Credit agreement:
Total availability under the credit agreement	150,000
Outstanding borrowings on revolving credit facility	(80,971)
Letters of credit outstanding	(891)
Net availability under the revolving credit facility		68,138
Total available funding capacity		$72,324

As of June 30, 2025, we were in compliance with all covenants of the Credit Agreement and have $72,324 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its business mix, commercial terms, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of June 30, 2025, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(15,734)	$(26,398)
Net cash used in investing activities	(5,199)	(885)
Net cash provided by financing activities	22,468	28,815
Effect of exchange rate changes on cash and cash equivalents	197	(71)
Net increase in cash and cash equivalents	$1,732	$1,461

Cash Flow from Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $15,734, compared to cash used in operating activities of $26,398 during the prior year period. For the six months ended June 30, 2025, net income and adjustments to reconcile net income from operating activities provided $12,553, compared to $12,178 in the prior year period. Working capital and other assets and liabilities were a use of $28,287 in the current period, compared to a use of $38,576 in the prior year quarter. The increase in operating cash flow for the six months ended June 30, 2025 versus the six months ended June 30, 2024 was largely driven by lower working capital needs this year related to lower Rail volumes. Changes in payment timing can impact accounts receivable in any given quarter due to the seasonality of our businesses.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2025 and 2024 were $5,248 and $4,766, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives including investments in our new Precast Concrete facility in Lake County, Florida. During the six months ended June 30, 2024, the Company divested the facility and land of its former joint venture in Magnolia, Texas and the fixed assets associated with the Bridge Exit generating a cash inflow of $3,881.

Cash Flow from Financing Activities
During the six months ended June 30, 2025 the Company had an increase in outstanding debt of $32,340 compared to a $31,955 increase during the six months ended June 30, 2024. Additionally, debt issuance costs of $706 were incurred during the six months ended June 30, 2025 related to the June 27, 2025 Fifth Amended and Restated Credit Agreement. During the six months ended June 30, 2025, the Company also made a $782 deferred payment related to the June 2022 acquisition of Skratch Enterprises Ltd. This payment was deferred at the date of the acquisition in accordance with the purchase agreement and was made during the second quarter of 2025. The increase in debt for the six months ended June 30, 2025 was driven by an increase in cash needed for treasury stock acquisitions, debt issuance costs, and the Skratch deferred acquisition payment and the absence of the cash inflow from the sale of the former joint venture in Magnolia, Texas from the prior year period.

The Board of Directors previously authorized the repurchase of up to $15,000 of the Company’s common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. The Company repurchased 113,169 shares for $3,123 under this program through February 2025. Since the program's inception and continuing through February 2025, the Company repurchased a total of 547,679 shares of its stock for $12,241 under the program.

On March 3, 2025, the Company's Board of Directors approved a new authorization to repurchase up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. As of June 30, 2025, the Company repurchased 163,762 shares of its stock for $3,316 under this program.

Under both programs, the Company repurchased a total of 276,931 shares for $6,439 during the six months ended June 30, 2025. From February 2023 through June 30, 2025, the Company repurchased a total of 711,441 shares of its stock for $15,557 under both programs.

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

Financial Condition
As of June 30, 2025, the Company had $4,186 in cash and cash equivalents and $68,138 of availability under its revolving credit facility, subject to covenant restrictions. As of June 30, 2025, approximately $2,890 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, repurchase of shares, acquisitions, funding the now complete UPRR Settlement Agreement, and service indebtedness. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity.

On June 27, 2025, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and Wells Fargo Bank N.A. as Co-Syndication Agents, and Dollar Bank, Federal Savings Bank as a participant. The Credit Agreement, as amended, modifies the prior amended revolving credit facility, which had a maximum credit line of $130,000 and extends the maturity date from August 13, 2026 to June 27, 2030. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $150,000 with sublimits for (a) the issuance of Letters of Credit in Dollars and in Alternative Currencies in an amount not to exceed the Dollar Equivalent of $30,000, and (b) borrowings of Swing Loans in Dollars in an amount not to exceed $20,000; and with an incremental loan feature not to exceed $60,000. For a discussion of the terms and availability of the credit facilities, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000, effective August 12, 2022 and August 31, 2022, respectively, at which point the agreements effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The August 12, 2022 interest rate swap expired on March 1, 2025. The August 31, 2022 interest rate swap expires on August 13, 2026.

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by segment:

	Backlog
	June 30, 2025	December 31, 2024	June 30, 2024
Rail, Technologies, and Services	$130,709	$91,724	$114,794
Infrastructure Solutions	139,220	145,491	135,011
Total backlog	$269,929	$237,215	$249,805
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have lower levels of backlog throughout the year. Backlog increased by $20,124 over the prior year quarter due to increases throughout our portfolio.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025.

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

The Company’s purchases of equity securities for the three months ended June 30, 2025 were as follows:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2025 - April 30, 2025	82,175	$19.61	82,175	$37,217
May 1, 2025 - May 31, 2025	12,288	18.82	4,000	37,136
June 1, 2025 - June 30, 2025	21,845	21.48	21,845	36,684
Total	116,308	$19.88	108,020	$36,684
(a) During the current period, 8,288 shares were withheld by the Company to pay taxes upon vesting of stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
10.1
Fifth Amended and Restated Credit Agreement dated June 27, 2025, between Registrant and PNC Bank, Bank of America, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, and Dollar Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on June 27, 2025).

10.2
2025 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed by the Company on May 22, 2025, File Number 333-287501).**

*10.3	Form of 2025 Director Restricted Stock Award Agreement **

*10.4	Form of 2025 Long Term Incentive Plan Restricted Stock Agreement**

*10.5	Form of 2025 Performance Share Unit Agreement**

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract, or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	August 11, 2025	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)