Form 10-Q
period 2025-09-30
FOSTER L B CO
filed 2025-11-03
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2025
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number: 000-10436

L.B. Foster Company
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1324733
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

415 Holiday Drive, Suite 100, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)
(412) 928-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FSTR	Nasdaq Global Select Market

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

As of October 28, 2025, there were 10,393,009 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,428	$2,454
Accounts receivable - net (Note 5)	64,429	64,978
Contract assets - net (Note 3)	7,943	16,720
Inventories - net (Note 6)	69,563	70,506
Other current assets	8,159	6,947
Total current assets	153,522	161,605
Property, plant, and equipment - net	76,940	75,374
Operating lease right-of-use assets - net	30,109	18,480
Other assets:
Goodwill (Note 4)	32,992	31,907
Other intangibles - net (Note 4)	12,178	14,801
Deferred tax assets (Note 9)	23,982	28,900
Other assets	4,166	3,483
TOTAL ASSETS	$333,889	$334,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,736	$50,083
Deferred revenue (Note 3)	9,059	10,205
Accrued payroll and employee benefits	9,158	15,393
Current maturities of long-term debt (Note 7)	167	167
Other accrued liabilities	13,414	12,448
Total current liabilities	69,534	88,296
Long-term debt (Note 7)	58,555	46,773
Deferred tax liabilities (Note 9)	1,060	1,150
Long-term operating lease liabilities	25,705	14,709
Other long-term liabilities	3,441	4,608
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2025 and December 31, 2024, 11,115,779; shares outstanding at September 30, 2025 and December 31, 2024, 10,247,806 and 10,573,432, respectively	111	111
Paid-in capital	43,500	43,550
Retained earnings	172,708	167,579
Treasury stock - at cost, 867,973 and 542,347 common stock shares at September 30, 2025 and December 31, 2024, respectively	(20,803)	(11,208)
Accumulated other comprehensive loss	(20,715)	(21,716)
Total L.B. Foster Company stockholders’ equity	174,801	178,316
Noncontrolling interest	793	698
Total stockholders’ equity	175,594	179,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,889	$334,550
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales of goods	$124,830	$119,322	$340,449	$346,202
Sales of services	13,456	18,144	39,187	56,380
Total net sales	138,286	137,466	379,636	402,582
Cost of goods sold	93,915	89,286	259,472	264,543
Cost of services sold	13,305	15,422	38,047	48,592
Total cost of sales	107,220	104,708	297,519	313,135
Gross profit	31,066	32,758	82,117	89,447
Selling and administrative expenses	22,077	24,289	65,411	71,977
(Gain) on sale of former joint venture facility	—	—	—	(3,477)
Amortization expense	694	1,146	2,656	3,486
Operating income	8,295	7,323	14,050	17,461
Interest expense - net	1,254	1,358	3,887	3,976
Other income - net	(96)	(188)	(509)	(525)
Income before income taxes	7,137	6,153	10,672	14,010
Income tax expense (benefit)	2,812	(29,745)	5,625	(29,110)
Net income	4,325	35,898	5,047	43,120
Net loss attributable to noncontrolling interest	(29)	(7)	(82)	(68)
Net income attributable to L.B. Foster Company	$4,354	$35,905	$5,129	$43,188

Per share data attributable to L.B. Foster shareholders:
Basic earnings per common share	$0.42	$3.35	$0.49	$4.01
Diluted earnings per common share	$0.40	$3.27	$0.47	$3.91

Basic weighted average shares outstanding	10,356	10,718	10,444	10,757
Diluted weighted average shares outstanding	10,880	10,992	10,923	11,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$4,325	$35,898	$5,047	$43,120
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(513)	1,376	1,529	(590)
Unrealized loss on cash flow hedges, net of tax expense of $0	(44)	(698)	(351)	(778)
Reclassification of pension liability adjustments to earnings, net of tax expense of $0, $5, $0, and $12, respectively*	—	24	—	75
Total comprehensive income	3,768	36,600	6,225	41,827
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(29)	(7)	(82)	(68)
Foreign currency translation adjustment	23	18	177	(71)
Amounts attributable to noncontrolling interest	(6)	11	95	(139)
Comprehensive income attributable to L.B. Foster Company	$3,774	$36,589	$6,130	$41,966

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,047	$43,120
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	4,828	(30,122)
Depreciation	6,846	7,076
Amortization	2,656	3,486
Inventory and fixed asset exit costs (Note 2)	655	—
Equity in income of nonconsolidated investments	(69)	6
Gain on sales and disposals of property, plant, and equipment	—	(4,437)
Stock-based compensation	3,417	3,135
Change in operating assets and liabilities:
Accounts receivable	1,333	(12,976)
Contract assets	9,522	9,910
Inventories	815	(465)
Other current assets	(1,343)	(2,020)
Other noncurrent assets	3,640	2,517
Accounts payable	(12,201)	603
Deferred revenue	(1,327)	(2,861)
Accrued payroll and employee benefits	(6,327)	(5,747)
Accrued settlement	—	(4,000)
Other current liabilities	510	(5,848)
Other long-term liabilities	(4,555)	(3,030)
Net cash provided by (used in) operating activities	13,447	(1,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	53	3,881
Capital expenditures on property, plant, and equipment	(8,057)	(7,834)
Net cash used in investing activities	(8,004)	(3,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(202,405)	(166,005)
Proceeds from debt	212,368	178,167
Debt issuance costs	(706)	—
Treasury stock acquisitions	(13,103)	(5,742)
Deferred payment for Skratch acquisition	(782)	—
Net cash (used in) provided by financing activities	(4,628)	6,420
Effect of exchange rate changes on cash and cash equivalents	159	(239)
Net increase in cash and cash equivalents	974	575
Cash and cash equivalents at beginning of period	2,454	2,560
Cash and cash equivalents at end of period	$3,428	$3,135
Supplemental disclosure of cash flow information:
Interest paid	$3,722	$3,632
Income taxes paid	$1,163	$1,596
Right-of-use assets obtained in exchange for lease liabilities	$14,988	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2025	$111	$42,325	$168,354	$(16,213)	$(20,135)	$799	$175,241
Net income (loss)	—	—	4,354	—	—	(29)	4,325
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	(536)	23	(513)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(44)	—	(44)
Purchase of 184,143 common shares for treasury	—	—	—	(4,720)	—	—	(4,720)
Issuance of 1,315 common shares, net of shares withheld for taxes	—	(131)	—	130	—	—	(1)
Stock-based compensation	—	1,306	—	—	—	—	1,306
Balance, September 30, 2025	$111	$43,500	$172,708	$(20,803)	$(20,715)	$793	$175,594

	Three Months Ended September 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2024	$111	$42,612	$131,916	$(6,405)	$(21,156)	$574	$147,652
Net income (loss)	—	—	35,905	—	—	(7)	35,898
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	—	1,358	18	1,376
Unrealized derivative loss on cash flow hedges	—	—	—	—	(698)	—	(698)
Purchase of 126,688 common shares for treasury	—	—	—	(2,623)	—	—	(2,623)
Issuance of 1,206 common shares, net of shares withheld for taxes	—	(15)	—	34	—	—	19
Stock-based compensation	—	788	—	—	—	—	788
Balance, September 30, 2024	$111	$43,385	$167,821	$(8,994)	$(20,472)	$585	$182,436
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$111	$43,550	$167,579	$(11,208)	$(21,716)	$698	$179,014
Net income (loss)	—	—	5,129	—	—	(82)	5,047
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,352	177	1,529
Unrealized derivative loss on cash flow hedges	—	—	—	—	(351)	—	(351)
Purchase of 461,704 common shares for treasury	—	—	—	(11,159)	—	—	(11,159)
Issuance of 130,198 common shares, net of shares withheld for taxes	—	(3,467)	—	1,564	—	—	(1,903)
Stock-based compensation	—	3,417	—	—	—	—	3,417
Balance, September 30, 2025	$111	$43,500	$172,708	$(20,803)	$(20,715)	$793	$175,594

	Nine Months Ended September 30, 2024
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
Net income (loss)	—	—	43,188	—	—	(68)	43,120
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	75	—	75
Foreign currency translation adjustment	—	—	—	—	(519)	(71)	(590)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(778)	—	(778)
Purchase of 196,768 common shares for treasury	—	—	—	(4,330)	—	—	(4,330)
Issuance of 120,387 common shares, net of shares withheld for taxes	—	(3,235)	—	1,830	—	—	(1,405)
Stock-based compensation	—	3,135	—	—	—	—	3,135
Investment of noncontrolling interest	—	374	—	—	—	—	374
Balance, September 30, 2024	$111	$43,385	$167,821	$(8,994)	$(20,472)	$585	$182,436
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and disaggregation of income tax expense and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have an impact to its consolidated financial condition, results of operations, and cash flows other than its disclosures.

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

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which provides targeted improvements related to the accounting for costs incurred in the development of internal-use software. The amendment replaces the previous stage-based model with clearer guidance on capitalization thresholds and implementation costs. The amendments are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.
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

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended September 30,
	2025			2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$77,788	$60,498	$138,286	$79,498	$57,968	$137,466
Less:
Cost of sales	(60,042)	(47,178)	(107,220)	(61,027)	(43,681)	(104,708)
Selling and administrative employment costs	(7,900)	(6,086)	(13,986)	(8,475)	(6,030)	(14,505)
Purchased services (1)	(1,787)	(1,608)	(3,395)	(1,841)	(1,584)	(3,425)
General administrative costs (2)	(1,765)	(1,184)	(2,949)	(2,378)	(1,261)	(3,639)
Amortization expense	(399)	(295)	(694)	(844)	(302)	(1,146)
Segment operating income	$5,895	$4,147	$10,042	$4,933	$5,110	$10,043

Reconciliation of segment operating income
Total segment operating income			$10,042			$10,043
Interest expense - net			(1,254)			(1,358)
Other income - net			96			188
Public company costs			(1,162)			(1,327)
Corporate executive management costs			(175)			(839)
Corporate management stock-based compensation			(672)			(339)
Other corporate expenses - net			262			(215)
Income before income taxes			$7,137			$6,153

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2)General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and restructuring expenditures.

	Nine Months Ended September 30,
	2025			2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$207,776	$171,860	$379,636	$247,715	$154,867	$402,582
Less:
Cost of sales	(162,869)	(134,650)	(297,519)	(192,798)	(120,337)	(313,135)
Selling and administrative employment costs	(22,536)	(17,552)	(40,088)	(24,083)	(17,874)	(41,957)
Purchased services (1)	(5,120)	(4,239)	(9,359)	(5,590)	(4,684)	(10,274)
General administrative costs (2)	(5,707)	(4,052)	(9,759)	(5,524)	(3,649)	(9,173)
Amortization expense	(1,758)	(898)	(2,656)	(2,508)	(978)	(3,486)
Segment operating income	$9,786	$10,469	$20,255	$17,212	$7,345	$24,557

Reconciliation of segment operating income
Total segment operating income			$20,255			$24,557
Gain on sale of former joint venture facility			—			3,477
Interest expense - net			(3,887)			(3,976)
Other income - net			509			525
Public company costs			(3,633)			(4,167)
Corporate executive management costs			(1,123)			(4,131)
Corporate management stock-based compensation			(1,711)			(1,818)
Other corporate expenses - net			262			(457)
Income before income taxes			$10,672			$14,010

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and restructuring expenditures.

For the nine months ended September 30, 2024, the Company sold a former joint venture facility located in Magnolia, Texas, generating a $3,477 gain on sale recorded in “Gain on sale of former joint venture facility” which is included as a component of corporate operating income.

Reconciliations of reportable depreciation and amortization and expenditures for long-lived assets to the Company’s consolidated totals are as follows for the periods presented:

	Three Months Ended September 30,
	2025		2024
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$793	$350	$1,202	$1,147
Infrastructure Solutions	1,654	2,050	1,817	1,669
Reportable segments total	$2,447	$2,400	$3,019	$2,816
Corporate	521	409	467	251
Total	$2,968	$2,809	$3,486	$3,067

	Nine Months Ended September 30,
	2025		2024
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$2,874	$1,405	$3,578	$1,765
Infrastructure Solutions	5,098	5,545	5,594	5,100
Reportable segments total	$7,972	$6,950	$9,172	$6,865
Corporate	1,530	1,107	1,390	969
Total	$9,502	$8,057	$10,562	$7,834

The following table summarizes the Company's total assets by reportable segment for the following periods:

	September 30, 2025	December 31, 2024
Rail, Technologies, and Services	$148,746	$158,859
Infrastructure Solutions	130,964	123,755
Reportable segments total	279,710	282,614
Corporate	54,179	51,936
Total	$333,889	$334,550

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. for $7,402, which was inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. During the nine months ended September 30, 2025, the Company made a deferred acquisition payment of $782.

During the nine months ended September 30, 2025, the Company announced the discontinuation of its Automation and Materials Handling product line (“AMH Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back businesses in the United Kingdom. The Company expects to complete any remaining customer obligations by the end of 2025. This product line had net sales of $530 and $907 for the three months ended September 30, 2025 and 2024, respectively, and $1,750 and $4,230 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company does not expect to incur additional material AMH Exit costs in the remainder of 2025.

In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in its growth platforms. The restructuring action was completed as of December 31, 2024 and no additional costs are expected to be incurred under this program. As of December 31, 2024, the Company's restructuring liability for this program was $687, all of which has been paid out as of September 30, 2025.

The following table summarizes the restructuring liability balance and utilization for restructuring actions, which are primarily related to severance costs through September 30, 2025:

Restructuring Liability
Balance as of December 31, 2024	$687
Personnel and other exit costs associated with AMH Exit	696
Payments	(1,150)
Balance as of September 30, 2025	$233

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within Infrastructure. The Bedford, PA based operations supporting the product line expect to complete any remaining customer obligations in 2025. For the three months ended September 30, 2025 and 2024, net sales associated with the product line were $94 and $921, respectively, and for the nine months ended September 30, 2025 and 2024 were $1,093 and $2,888, respectively. The Company does not expect to incur additional material exit costs in 2025.
Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rail Products	$44,628	$47,442	$121,517	$156,803
Global Friction Management	21,313	19,548	57,307	51,008
Technology Services and Solutions	11,847	12,508	28,952	39,904
Rail, Technologies, and Services	77,788	79,498	207,776	247,715
Precast Concrete Products	43,272	42,688	117,650	97,730
Steel Products	17,226	15,280	54,210	57,137
Infrastructure Solutions	60,498	57,968	171,860	154,867
Total net sales	$138,286	$137,466	$379,636	$402,582

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

Net sales by the timing of the transfer of goods and services was as follows for the periods presented:

	Three Months Ended September 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$65,152	$39,621	$104,773
Over time	12,636	20,877	33,513
Total net sales	$77,788	$60,498	$138,286

	Three Months Ended September 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$62,717	$33,462	$96,179
Over time	16,781	24,506	41,287
Total net sales	$79,498	$57,968	$137,466

	Nine Months Ended September 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$176,250	$109,433	$285,683
Over time	31,526	62,427	93,953
Total net sales	$207,776	$171,860	$379,636

	Nine Months Ended September 30, 2024
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$198,179	$98,246	$296,425
Over time	49,536	56,621	106,157
Total net sales	$247,715	$154,867	$402,582

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

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. As a result of management's reviews of contract-related estimates the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. During the three months ended September 30, 2025, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were $1,476; there were no changes in actual or expected values during the three months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, such adjustments to net sales were $3,123 and $1,477, respectively. The Company’s estimates related to these long-term agreements are further described in “Note 3. Revenue” of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended September 30,		Percentage of Total Net Sales Three Months Ended September 30,
	2025	2024	2025	2024
Over time input method	$6,168	$15,020	4.5%	10.9%
Over time output method	27,345	26,267	19.8	19.1
Total over time sales	$33,513	$41,287	24.3%	30.0%

	Nine Months Ended September 30,		Percentage of Total Net Sales Nine Months Ended September 30,
	2025	2024	2025	2024
Over time input method	$20,795	$42,259	5.5%	10.5%
Over time output method	73,158	63,898	19.3	15.9
Total over time sales	$93,953	$106,157	24.8%	26.4%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2024	$16,720
Revenue recognized but not yet billed	2,831
Adjustments to contract assets	(3,123)
Transfers from contract asset balance to accounts receivable	(8,485)
Balance as of September 30, 2025	$7,943

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2024	$1,991
Revenue recognized from contract liabilities	(1,419)
Increase in billings in excess of cost, excluding revenue recognized	937
Balance as of September 30, 2025	$1,509

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

As of September 30, 2025, the Company had approximately $247,416 of remaining performance obligations, which is also referred to as backlog. Approximately 8.0% of the September 30, 2025 backlog was related to projects that are anticipated to extend beyond September 30, 2026.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2024	$20,231	$11,676	$31,907
Foreign currency translation impact	1,085	—	1,085
Balance as of September 30, 2025	$21,316	$11,676	$32,992

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which includes the impacts of current economic conditions, including but not limited to concerns related to inflation, tariffs, labor markets, supply chains, and changes in trade policy. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of September 30, 2025. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	September 30, 2025
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$319	$(207)	$112
Customer relationships	12	28,721	(21,951)	6,770
Trademarks and trade names	13	8,051	(5,682)	2,369
Technology	8	32,806	(30,033)	2,773
Favorable lease	6	327	(173)	154
		$70,224	$(58,046)	$12,178

	December 31, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$308	$(198)	$110
Customer relationships	13	28,006	(19,958)	8,048
Trademarks and trade names	13	7,974	(5,219)	2,755
Technology	9	32,616	(28,923)	3,693
Favorable lease	6	327	(132)	195
		$69,231	$(54,430)	$14,801

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are recorded net of recoveries of previous write-offs. During the three months ended September 30, 2025 and 2024, the Company recorded a net benefit of $74 and $0, respectively, and during the nine months ended September 30, 2025 and 2024 recorded a net expense of $444 and $529, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2024	$1,127
Current period provision	909
Write-off against allowance	(129)
Recoveries of previous write-offs	(465)
Balance as of September 30, 2025	$1,442
Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	September 30, 2025	December 31, 2024
Finished goods	$35,655	$37,238
Work-in-process	7,547	6,717
Raw materials	26,361	26,551
Inventories - net	$69,563	$70,506
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
Revolving credit facility	$58,122	$46,467
Finance leases and financing agreements	600	473
Total	58,722	46,940
Less current maturities	(167)	(167)
Long-term portion	$58,555	$46,773

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

As of September 30, 2025, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $770.
Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$4,354	$35,905	$5,129	$43,188
Denominator:
Weighted average shares outstanding	10,356	10,718	10,444	10,757
Denominator for basic earnings per common share	10,356	10,718	10,444	10,757
Effect of dilutive securities:
Stock compensation plans	524	274	479	302
Dilutive potential common shares	524	274	479	302
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,880	10,992	10,923	11,059
Basic earnings per common share	$0.42	$3.35	$0.49	$4.01
Diluted earnings per common share	$0.40	$3.27	$0.47	$3.91

Note 9. Income Taxes
For the three months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $2,812 and an income tax benefit of $29,745, respectively, on pre-tax income of $7,137 and $6,153, respectively, for an effective income tax rate of 39.4% and (483.4%), respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $5,625 and an income tax benefit of $29,110, respectively, on pre-tax income of $10,672 and $14,010, respectively, for an effective income tax rate of 52.7% and (207.8)%, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2025 differed from the federal statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance. The Company's effective income tax rate for the three and nine months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to a $30,045 income tax benefit resulting from the change in valuation allowance previously recorded against certain U.S. federal and state deferred taxes. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, also impact the effective income tax rate each quarter.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the tax provisions included in the OBBBA are reflected in our results for the quarter ended September 30, 2025, and did not have a material impact on the Company's Condensed Consolidated Financial Statements. The Company will continue to monitor any developments and guidance related to the OBBBA.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $1,306 and $788 for the three months ended September 30, 2025 and 2024, respectively, and $3,417 and $3,135 for the nine months ended September 30, 2025 and 2024, respectively, related to restricted stock awards and performance unit awards. As of September 30, 2025, unrecognized compensation expense for awards that the Company expects to vest approximated $6,186. The Company will recognize this unrecognized compensation expense over a weighted average 1.7 years through February 20, 2028.

On May 22, 2025, the shareholders approved the new 2025 Equity and Incentive Compensation Plan (the “Equity and Incentive Compensation Plan”). As of September 30, 2025, the Company had stock awards issued pursuant to the Equity and Incentive Compensation Plan and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). No stock options are outstanding under the Omnibus Plan or the Equity and Incentive Compensation Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the three and nine months ended September 30, 2025 and 2024.

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

The following table summarizes the restricted stock, deferred stock units, and performance-based stock and share unit activity for the periods presented:

	Restricted Stock	Performance-Based Stock and Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	203,552	534,521	$16.31
Granted	118,473	127,033	18.65
Vested	(111,840)	(88,641)	17.26
Cancelled and forfeited	(2,669)	(45,524)	13.21
Outstanding as of September 30, 2025	207,516	527,389	$16.65

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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The August 12, 2022 interest rate swap expired on March 1, 2025. The August 31, 2022 interest rate swap expires on August 13, 2026. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and “Other accrued liabilities” when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2025	Level 1	Level 2	Level 3	December 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps	$79	$—	$79	$—	$430	$—	$430	$—
Total assets	$79	$—	$79	$—	$430	$—	$430	$—

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

For the three months ended September 30, 2025 and 2024, the Company recognized interest income of $56 and $340, respectively, from interest rate swaps. For the nine months ended September 30, 2025 and 2024, the Company recognized interest income of $331 and $1,017 respectively, from interest rate swaps.

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

United Kingdom Defined Benefit Plan
Net periodic pension costs were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$65	$57	$192	$171
Expected return on plan assets	(87)	(95)	(257)	(285)
Amortization of prior service costs and transition amount	7	6	19	18
Recognized net actuarial loss	12	8	33	24
Net periodic pension income	$(3)	$(24)	$(13)	$(72)

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$743	$698	$2,201	$1,968
Canada	37	39	140	149
United Kingdom	341	304	945	877
	$1,121	$1,041	$3,286	$2,994
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

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion respectively, and the remedial work is expected to take as long as 13 years to complete. Other estimates indicate that these costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. On December 2, 2024, the Company and many other PRPs received a Special Notice Letter ("SNL") from the EPA regarding a formal initiation of negotiations for the investigation and cleanup of the Portland Harbor Superfund Site and requesting a "good faith offer" from certain PRPs as to remediation and reimbursement of costs within 120 days, which, if accepted, would lead to a formal Consent Decree which may not be entered under the EPA's proposed schedule until fall of 2026 or by March 2027. The deadline for a response was extended to May 30, 2025, and the Company responded, along with other similarly-situated parties, in a timely manner. The Company cannot predict the ultimate impact of these proceedings and the SNLs because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of September 30, 2025 and December 31, 2024, the Company maintained reserves of $1,590 and $1,796, respectively, for all of its environmental liabilities.

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of September 30, 2025.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of September 30, 2025, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, valuations and impairments, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, the continued volatility in the prices for oil and gas, tariffs or trade wars, inflation, project delays, and budget shortfalls, or otherwise; the impact of the continued U.S. government shutdown; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes, or uncertainties relating to the imposition of tariffs; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, and to realize anticipated synergies and benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; emerging technologies, including those related to or arising from artificial intelligence, and resultant risks to our business and operations; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, any change in policy or other change due to the results of the UK’s 2024 parliamentary election and the U.S. 2024 Presidential election that could affect UK or U.S. business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of or delay in state or federal funding for infrastructure projects; an increase in manufacturing or material costs, including volatility in steel prices; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
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
Product Line Exits
During the nine months ended September 30, 2025, the Company announced the discontinuation of its Automation and Materials Handling product line (“AMH Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. AMH had net sales of $530 and $907 for the three months ended September 30, 2025 and 2024, respectively, and $1,750 and $4,230 for the nine months ended September 30, 2025 and 2024, respectively. The Company expects to complete any remaining customer obligations by the end of 2025. During the nine months ended September 30, 2025, the Company incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment.

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within Infrastructure. The Bedford, PA based operations supporting the product line expects to complete any remaining customer obligations in 2025. The product line had net sales of $94 and $921 for the three months ended September 30, 2025 and 2024, respectively, and $1,093 and $2,888 for the nine months ended September 30, 2025 and 2024, respectively.
Results of Operations
Third Quarter 2025 Compared to Third Quarter 2024

	Three Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
Net sales	$138,286	$137,466	$820
Gross profit	31,066	32,758	(1,692)
Gross profit margin	22.5%	23.8%	(130) bps
Expenses:
Selling and administrative expenses	$22,077	$24,289	$(2,212)
Selling and administrative expenses as a percent of sales	16.0%	17.7%	(170) bps
Amortization expense	$694	$1,146	$(452)
Operating income	$8,295	$7,323	$972
Operating income margin	6.0%	5.3%	70 bps
Interest expense - net	$1,254	$1,358	$(104)
Other income - net	(96)	(188)	92
Income before income taxes	$7,137	$6,153	$984
Income tax expense (benefit)	2,812	(29,745)	32,557
Net income	$4,325	$35,898	$(31,573)
Net loss attributable to noncontrolling interest	(29)	(7)	(22)
Net income attributable to L.B. Foster Company	$4,354	$35,905	$(31,551)
Diluted earnings per common share	$0.40	$3.27	$(2.87)

Results Summary
Net sales for the three months ended September 30, 2025 increased $820, or 0.6%, over the prior year quarter. The increase was driven by sales growth in the Infrastructure segment, which improved $2,530, or 4.4%, over the prior year quarter. Partially offsetting these improvements were sales volume declines in the Rail segment which declined $1,710, or 2.2%, from the prior year quarter.

Gross profit for the three months ended September 30, 2025 decreased $1,692, or 5.2%, from the prior year quarter. The decline in gross profit was due to the Rail segment which declined $725, or 3.9%, due to lower sales volumes and a decline in gross profit of

$967, or 6.8%, in the Infrastructure segment due to higher manufacturing costs and unfavorable sales mix. Gross profit margins declined 130 basis points to 22.5%.

Selling and administrative expenses for the three months ended September 30, 2025 decreased $2,212, or 9.1%, from the prior year quarter, due primarily to lower personnel costs as a result of the restructuring programs and general administrative spending which decreased $424 and $526, respectively. Selling and administrative expenses for the prior year quarter includes $422 in legal costs associated with a resolved legal matter and $840 in employee-related restructuring costs. Selling and administrative expenses as a percentage of net sales decreased to 16.0% in the current quarter.

Net interest expense for the three months ended September 30, 2025 decreased $104 from the prior year quarter. The Company's outstanding debt balance was $58,722 as of September 30, 2025, compared to $68,544 as of September 30, 2024.

The Company’s effective income tax rate for the three months ended September 30, 2025 was 39.4%, compared to (483.4)% in the prior year quarter. The Company's effective income tax rate for the three months ended September 30, 2025 differed from the statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the three months ended September 30, 2025 was $4,354, or $0.40 per diluted share, compared to net income in the prior year quarter of $35,905, or $3.27 per diluted share. The decrease is due primarily to a $30,045 favorable tax valuation allowance adjustment recorded in the prior year quarter.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended September 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$77,788	$79,498	$(1,710)		(2.2%)
Gross profit	$17,746	$18,471	$(725)		(3.9)
Gross profit margin	22.8%	23.2%	(40)	bps	(1.7)
Segment operating income	$5,895	$4,933	$962		19.5
Segment operating income margin	7.6%	6.2%	140	bps	22.6

Rail segment net sales for the three months ended September 30, 2025 decreased $1,710, or 2.2%, from the prior year quarter. The decline was primarily driven by a $2,814, or 5.9%, decline in Rail Products sales volumes, coupled with a decline in Technology Services and Solutions volumes, which declined $661 or 5.3%, due to continued right-sizing of the UK business partially offset by strength in Total Track Monitoring. Also offsetting these declines was an increase of $1,765, or 9.0%, in Global Friction Management.

Rail segment gross profit for the three months ended September 30, 2025 decreased $725, or 3.9%, from the prior year quarter, and gross profit margins declined by 40 basis points to 22.8%. The primary driver of this decline was the Technology Services and Solutions business unit which decreased $860 due to lower volumes in the UK business and unfavorable business mix including commercial weakness in the UK. Partially offsetting these declines was an increase in Rail Products gross profit of $167 due to favorable business mix. Global Friction Management margins were down slightly from the prior year quarter.

Rail segment operating income for the three months ended September 30, 2025 increased $962, or 19.5%, from the prior year quarter due primarily to declines in selling and administrative expenses and lower amortization expense.

For the three months ended September 30, 2025, the Rail segment had new orders, net of $86,360, an increase of $33,685 over the prior year quarter, driven by improvement across all business units within the segment. Rail Products and Global Friction Management improved 35.9% and 4.3% over the prior year quarter, respectively. Technology Services and Solutions new orders, net improved $25,048 due to a large, multi-year order received in the UK business. Backlog as of September 30, 2025, was $140,233, a $51,570, or 58.2%, increase over the prior year.

Infrastructure Solutions

	Three Months Ended September 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$60,498	$57,968	$2,530		4.4%
Gross profit	$13,320	$14,287	$(967)		(6.8)
Gross profit margin	22.0%	24.6%	(260)	bps	(10.6)
Segment operating income	$4,147	$5,110	$(963)		(18.8)
Segment operating income margin	6.9%	8.8%	(190)	bps	(21.6)

Infrastructure segment net sales for the three months ended September 30, 2025, increased $2,530 or 4.4%, over the prior year quarter. The increase was primarily due to the Steel Products business unit which increased $1,946, or 12.7%, due to sales volume growth in the Protective Coatings business. Additionally, Precast Concrete Products net sales increased $584, or 1.4%, over the prior year quarter.

Infrastructure segment gross profit for the three months ended September 30, 2025 decreased $967, or 6.8%, from the prior year quarter. The decline in gross profit was due to the Precast Concrete business unit which declined $2,198 due to unfavorable sales mix and higher manufacturing costs. Gross profit for the three months ended September 30, 2025 includes $557 in costs associated with the startup of the Florida precast facility consistent with the Company's growth strategy. Steel Products gross profit improved $1,231 over the prior year quarter due to higher volumes and favorable business mix. Gross profit margins declined 260 basis points to 22.0% due to the Precast Concrete business.

Infrastructure segment operating income for the three months ended September 30, 2025 was unfavorable by $963, or 18.8%, compared to the prior year quarter due to lower gross profit.

For the three months ended September 30, 2025, Infrastructure had new orders, net of $28,416, a decrease of $14,882, from the prior year quarter due to order cancellations primarily in the Steel Products business unit. Steel Products new orders, net decreased by 148.1% which was partially offset by a 10.8% increase in the Precast Concrete business unit. Backlog as of September 30, 2025, was $107,183, a decrease of $13,159, or 10.9%, from the prior year quarter due to order cancellations in Steel Products offset in part by a $3,988 increase, or 4.9%, in backlog for Precast Concrete.

Corporate

	Three Months Ended September 30,		Change	Percent Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Public company costs	$1,162	$1,327	$(165)	(12.4)%
Corporate executive management costs	175	839	(664)	(79.1)
Corporate management stock-based compensation	672	339	333	98.2
Other	(262)	215	(477)	(221.9)
Unallocated corporate expense - net	$1,747	$2,720	$(973)	(35.8)%

Unallocated corporate expense - net for the three months ended September 30, 2025 was $1,747 compared to $2,720 for the three months ended September 30, 2024. Corporate executive management costs decreased from the prior year quarter primarily due to a decrease of $422 in corporate legal costs associated with a resolved legal matter and lower professional service expenditures.

Results of Operations
First Nine Months 2025 Compared to First Nine Months 2024

	Nine Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
Net sales	$379,636	$402,582	$(22,946)
Gross profit	82,117	89,447	(7,330)
Gross profit margin	21.6%	22.2%	(60) bps
Expenses:
Selling and administrative expenses	$65,411	$71,977	$(6,566)
Selling and administrative expenses as a percent of sales	17.2%	17.9%	(70) bps
(Gain) on sale of former joint venture facility	$—	$(3,477)	$3,477
Amortization expense	2,656	3,486	(830)
Operating income	$14,050	$17,461	$(3,411)
Operating income margin	3.7%	4.3%	(60) bps
Interest expense - net	$3,887	$3,976	$(89)
Other income - net	(509)	(525)	16
Income before income taxes	$10,672	$14,010	$(3,338)
Income tax expense (benefit)	5,625	(29,110)	34,735
Net income	$5,047	$43,120	$(38,073)
Net loss attributable to noncontrolling interest	(82)	(68)	(14)
Net income attributable to L.B. Foster Company	$5,129	$43,188	$(38,059)
Diluted earnings per common share	$0.47	$3.91	$(3.44)
Results Summary
Net sales for the nine months ended September 30, 2025 decreased $22,946, or 5.7%, from the prior year period. Rail segment net sales decreased $39,939, or 16.1%, from the prior year period and was offset in part by higher sales in the Infrastructure segment which improved $16,993, or 11.0%, over the prior year period.

Gross profit for the nine months ended September 30, 2025 decreased $7,330, or 8.2%, from the prior year period and gross profit margins declined 60 basis points to 21.6%. The decline in gross profit was primarily due to lower sales volumes in the Rail segment which declined $10,010 from the prior year period and includes $1,085 of AMH Exit costs. Partially offsetting this decline was gross profit improvement in the Infrastructure segment of $2,680 due to improved volumes offset in part by unfavorable business mix and increased manufacturing costs including $1,633 of costs associated with the start up of our Florida precast facility. Gross profit for the nine months ended September 30, 2024 includes a $815 gain on the sale of ancillary property.

Selling and administrative expenses for the nine months ended September 30, 2025 decreased $6,566, or 9.1%, from the prior year period. The decline was primarily attributed to decreases of $2,202 in personnel costs as a result of our restructuring programs, $1,173 in legal costs, $783 in professional services expenditures, $574 in lower restructuring costs, and reduced travel and insurance costs. Selling and administrative expenses as a percentage of net sales decreased from the prior year period to 17.2%.

Net interest expense decreased $89 for the nine months ended September 30, 2025 compared to the prior year period. The Company's outstanding debt balance was $58,722 as of September 30, 2025, compared to $68,544 as of September 30, 2024.

The Company’s effective income tax rate for the nine months ended September 30, 2025 was 52.7%, compared to (207.8)% in the prior year period. The Company's effective income tax rate for the nine months ended September 30, 2025 differed from the statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the nine months ended September 30, 2025 was $5,129, or $0.47 per diluted share, compared to net income in the prior year period of $43,188, or $3.91 per diluted share. Net income for the nine months ended September 30, 2024 included an income tax benefit of $29,110 associated with a favorable tax valuation adjustment and a $3,477 gain on the sale of a former joint venture facility in Magnolia, Texas. The decrease in net income was also impacted by lower gross profit for the nine months ended September 30, 2025 partially offset by reductions in selling and administrative expenses and amortization expense.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Nine Months Ended September 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$207,776	$247,715	$(39,939)		(16.1%)
Gross profit	$44,907	$54,917	$(10,010)		(18.2)
Gross profit margin	21.6%	22.2%	(60)	bps	(2.7)
Segment operating income	$9,786	$17,212	$(7,426)		(43.1)
Segment operating profit margin	4.7%	6.9%	(220)	bps	(31.9)

Rail segment net sales for the nine months ended September 30, 2025 decreased $39,939, or 16.1%, from the prior year period. The decrease was primarily due to the decline in the Rail Products business unit which declined $35,286, or 22.5%, due to the timing of large orders in the Rail Distribution product line. Technology Services and Solutions net sales decreased $10,952, or 27.4%, due to the Company scaling back initiatives in the United Kingdom. Global Friction Management net sales improved $6,299, or 12.3%, due to improved demand in domestic markets served.

Rail segment gross profit for the nine months ended September 30, 2025 decreased $10,010, or 18.2%, from the prior year period, and gross profit margins declined 60 basis points to 21.6%. The Rail Products and Technology Services and Solutions business units gross profit declined $5,862 and $6,901, respectively, due to lower volumes and unfavorable business mix. The Technology Services and Solutions business unit gross profit decline was due in part to $1,085 of restructuring costs associated with the AMH Exit. Partially offsetting these declines was an improvement in the Global Friction Management gross profit of $2,753 due to higher volumes.

Rail segment operating income for the nine months ended September 30, 2025 decreased $7,426, or 43.1%, from the prior year period. The decrease was driven by a decline in gross profit associated with lower sales volumes partially offset by decreases in selling and administrative expenses and amortization expense of $1,834 and $750, respectively.

For the nine months ended September 30, 2025, new orders, net were $283,956, an increase of $30,544 from the prior year period. The increase was due to a 68.2% improvement in the Technology Services and Solutions business unit due to a large, multi-year order received in the UK business, a 6.2% improvement in the Global Friction Management business unit, and a 5.6% improvement in Rail Products business unit.

Infrastructure Solutions

	Nine Months Ended September 30,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$171,860	$154,867	$16,993		11.0%
Gross profit	$37,210	$34,530	$2,680		7.8
Gross profit margin	21.7%	22.3%	(60)	bps	(2.7)
Segment operating income	$10,469	$7,345	$3,124		42.5
Segment operating income margin	6.1%	4.7%	140	bps	29.8

Infrastructure segment net sales for the nine months ended September 30, 2025 increased $16,993, or 11.0%, over the prior year period. The increase in net sales was attributable to the Precast Concrete Products business unit which increased $19,920, or 20.4%, over the prior year period which was partially offset by the Steel Products business unit which decreased $2,927, or 5.1%, from the prior year period due to declines in the bridge forms product line and the Bridge Exit.

Infrastructure segment gross profit for the nine months ended September 30, 2025 increased $2,680, or 7.8%, due to gross profit increases in both business units. Gross profit increased by $1,836, in the Precast Concrete business unit due primarily to higher sales volumes offset in part by higher manufacturing costs including $1,633 of costs associated with the start up of our Florida precast facility in line with the Company's strategic growth plan. Steel Products gross profit improved $844, over the prior year quarter due to favorable business mix and benefits associated with the Bridge Exit. Gross profit margins of 21.7% decreased 60 basis points from the prior year period due to unfavorable sales mix and higher manufacturing costs in the Precast Concrete business. Gross profit for the nine months ended September 30, 2024 includes the $815 gain on sale of ancillary property.
Infrastructure segment operating income for the nine months ended September 30, 2025 was favorable $3,124, or 42.5%, compared to the prior year period due to improvements in gross profit and a decrease in selling and administrative expenses.

For the nine months ended September 30, 2025, the Infrastructure segment had new orders, net of $155,639, an increase of $9,700, over the prior year period. The increase is due to the Precast Concrete Products business unit which increased 19.7% over the prior year period. Partially offsetting this increase was a decrease in the Steel Products business unit of 24.8% from the prior year period due to order cancellations.

Corporate

	Nine Months Ended September 30,		Change	Percent Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
(Gain) on sale of former joint venture facility	$—	$(3,477)	$3,477	(100.0)%
Public company costs	3,633	4,167	(534)	(12.8)
Corporate executive management costs	1,123	4,131	(3,008)	(72.8)
Corporate management stock-based compensation	1,711	1,818	(107)	(5.9)
Other	(262)	457	(719)	(157.3)
Unallocated corporate expense - net	$6,205	$7,096	$(891)	(12.6)%

Unallocated corporate expense - net for the nine months ended September 30, 2025 was $6,205 compared to the nine months ended September 30, 2024 which was $7,096. The decrease was primarily due to a decline in corporate executive management costs of $3,008 due to a decrease in legal fees, professional service expenditures, and travel and insurance costs. This decline was offset in part by the $3,477 gain on the sale of the former joint venture facility in Magnolia, Texas in the nine months ended September 30, 2024.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility. The revolving credit facility provides for a total commitment of up to $150,000, of which $91,108 was available for borrowing as of September 30, 2025, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $58,722 and $46,940 as of September 30, 2025 and December 31, 2024, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of September 30, 2025:

	September 30, 2025
Cash and cash equivalents		$3,428
Credit agreement:
Total availability under the credit agreement	150,000
Outstanding borrowings on revolving credit facility	(58,122)
Letters of credit outstanding	(770)
Net availability under the revolving credit facility		91,108
Total available funding capacity		$94,536

As of September 30, 2025, we were in compliance with all covenants of the Credit Agreement and have $94,536 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its business mix, commercial terms, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of September 30, 2025, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$13,447	$(1,653)
Net cash used in investing activities	(8,004)	(3,953)
Net cash (used in) provided by financing activities	(4,628)	6,420
Effect of exchange rate changes on cash and cash equivalents	159	(239)
Net increase in cash and cash equivalents	$974	$575

Cash Flow from Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was $13,447, compared to cash used in operating activities of $1,653 during the prior year period. For the nine months ended September 30, 2025, net income and adjustments to reconcile net income from operating activities provided $23,380, compared to $22,264 in the prior year period. Working capital and other assets and liabilities were a use of $9,933 in the current period, compared to a use of $23,917 in the prior year period. The increase in operating cash flow for the nine months ended September 30, 2025 compared to the prior year period was largely driven by lower working capital needs associated with the lower Rail volumes. Changes in payment timing can impact accounts receivable in any given quarter due to the seasonality of our businesses.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2025 and 2024 were $8,057 and $7,834, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives including investments in our new Precast Concrete facility in Lake County, Florida. During the nine months ended September 30, 2024, the Company divested the facility and land of its former joint venture in Magnolia, Texas and the fixed assets associated with the Bridge Exit generating a cash inflow of $3,881.

Cash Flow from Financing Activities
During the nine months ended September 30, 2025 the Company had an increase in outstanding debt of $9,963 compared to a $12,162 increase during the nine months ended September 30, 2024. Additionally, debt issuance costs of $706 were incurred during the nine months ended September 30, 2025 related to the June 27, 2025 Fifth Amended and Restated Credit Agreement. During the nine months ended September 30, 2025, the Company also made a $782 deferred payment related to the June 2022 acquisition of Skratch Enterprises Ltd. This payment was deferred at the date of the acquisition in accordance with the purchase agreement and was made during the second quarter of 2025.

The Board of Directors previously authorized the repurchase of up to $15,000 of the Company’s common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. During the first quarter of 2025, the Company repurchased 113,169 shares for $3,123 under this program through February 2025. Since the program's inception and continuing through February 2025, the Company repurchased a total of 547,679 shares of its stock for $12,241 under the program.

On March 3, 2025, the Company's Board of Directors approved a new authorization to repurchase up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. As of September 30, 2025, the Company repurchased 347,905 shares of its stock for $8,035 under this program.

Under both programs, the Company repurchased a total of 461,074 shares for $11,158 during the nine months ended September 30, 2025. From February 2023 through September 30, 2025, the Company repurchased a total of 895,584 shares of its stock for $20,276 under both programs.

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

Financial Condition
As of September 30, 2025, the Company had $3,428 in cash and cash equivalents and $91,108 of availability under its revolving credit facility, subject to covenant restrictions. As of September 30, 2025, approximately $3,018 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

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

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by segment:

	Backlog
	September 30, 2025	December 31, 2024	September 30, 2024
Rail, Technologies, and Services	$140,233	$62,449	$88,663
Infrastructure Solutions	107,183	123,460	120,342
Total backlog	$247,416	$185,909	$209,005
While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have lower levels of backlog throughout the year. Backlog increased by $38,411 over the prior year period due primarily to increases throughout the Rail segment.
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

The Company defines new orders, net as a contractual agreement between the Company and a third-party in which the Company will, or has the ability to, satisfy the performance obligations of the promised products or services under the terms of the agreement net of order cancellations incurred during the period. The Company defines backlog as contractual commitments to customers for which the

Company’s performance obligations have not been met, including with respect to new orders and contracts for which the Company has not begun any performance. Management utilizes new orders, net and backlog to evaluate the health of the industries in which the Company operates, the Company’s current and future results of operations and financial prospects, and strategies for business development. The Company believes that new orders, net and backlog are useful to investors as supplemental metrics by which to measure the Company’s current performance and prospective results of operations and financial performance.

Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025.

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

The Company’s purchases of equity securities for the three months ended September 30, 2025 were as follows:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	40,700	$23.98	40,700	$35,708
August 1, 2025 - August 31, 2025	57,777	24.16	57,777	34,312
September 1, 2025 - September 30, 2025	85,666	27.41	85,666	31,965
Total	184,143	$25.63	184,143	$31,965
(a) During the current period, 0 shares were withheld by the Company to pay taxes upon vesting of stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 3, 2025	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)