Form 10-K
period 2025-12-31
FOSTER L B CO
filed 2026-03-05
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $213,944,609.
As of February 27, 2026, there were 10,307,374 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2026 Proxy Statement will be filed with the US Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,”, “will,” “expect,” “should,” “could,” “continue,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, valuations and impairments, and plans regarding our financial position, liquidity, capital resources, results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: adverse economic conditions in the markets we serve, including recession, the volatility in the prices for oil and gas, tariffs, duties or trade wars, inflation, rising labor costs, project delays, and budget shortfalls, or otherwise; the disruption of government funding programs as a result of potential periodic government shutdowns; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes, or uncertainties relating to the imposition and enforcement of tariffs; our ability to timely effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, and to realize anticipated synergies and benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; emerging technologies, including those related to or arising from artificial intelligence, and resultant risks to our business and operations; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, either with respect to our systems or those of third parties on whom we rely, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; any change in policy or other change due to the results of the UK’s parliamentary elections and the U.S. presidential and congressional elections that could affect UK or US business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of, freezing of, or delay in state or federal funding for infrastructure projects; an increase in manufacturing or material costs, including volatility in steel prices and wage inflation; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other current or periodic filings with the Securities and Exchange Commission.
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

Business Segments
The Company operates under two reporting segments (1) Rail, Technologies, and Services (“Rail”) and (2) Infrastructure Solutions (“Infrastructure”), each of which has certain business units, as described below. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating and resource allocation decisions and assessing performance, and the availability of separate financial results.

The following table shows the net sales for each reporting segment as a percentage of total net sales for the years ended December 31, 2025 and 2024:

	Percentage of Net Sales
	2025	2024
Rail, Technologies, and Services	57%	62%
Infrastructure Solutions	43	38
	100%	100%

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

Technology Services and Solutions
The Company’s Technology Services and Solutions business unit engineers and manufactures Total Track Monitoring railroad condition monitoring systems and equipment including wheel impact load detection systems, wayside data collection and management systems, and rockfall, flood, earthworks, and bridge strike monitoring. These offerings create a smart interface between conventional rail products and intelligent digital technologies to monitor safety, increase network velocity, and enable the digital railway. In addition, the business unit provides controls, displays, digital signage, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience. These products, systems, and services are designed, engineered, serviced, and marketed in the US, UK, Canada, and Germany. During 2025, the Company announced the discontinuation of the Automation and Materials Handling product line (the “AMH Exit”) as part of the Company's initiatives to scale back businesses in the UK, and as of December 31, 2025 has completed all related remaining customer obligations.

Infrastructure Solutions
The Infrastructure segment uses its industry expertise to design, manufacture, and deploy advanced technologies that positively impact the built environment, including precast concrete buildings and products, bridge products, and steel pipe protective coatings and threading. The Infrastructure segment is composed of ten operating facilities across the US providing engineered precast concrete solutions, fabricated bridge products, and protective pipe coating and threading offerings across North America.

Precast Concrete Products
The Precast Concrete Products (“Precast”) business unit manufactures precast concrete products for the North American civil infrastructure market. Under its CXT® brand, Precast manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors for national, state, and municipal parks. The Company is a leading, high-end supplier of precast buildings in terms of volume, product options, and capabilities. These facilities also manufacture various other precast concrete products such as sound walls, bridge beams, and other wet/dry utilities concrete products at its Boise, ID, Hillsboro, TX, and Waverly, WV facilities. Also under the CXT® brand, the Company has facilities in Loudon, TN, near Knoxville, and Lebanon, TN near Nashville, which specialize in precast concrete walls, water management products, and forms for the commercial, civil, industrial, and residential infrastructure markets. The Company also has a leased facility in Lake County, Florida which commenced operations in 2025 and produces precast concrete wall systems.

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

Bridge Products - The Bridge Products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries, including aluminum bridge railing, and stay-in-place steel bridge forms. The

Company discontinued its grid deck product line in the third quarter of 2023 and completed substantially all remaining customer obligations in 2025.

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

International Operations
L.B. Foster Company generally markets its Rail products and services directly in all major industrial areas of North America, South America, Europe and Asia. Infrastructure products and services are primarily marketed domestically. The Company employs a global sales force of approximately 77 people of which 12 are located outside of the US to reach current customers and cultivate potential customers in these areas. For the years ended December 31, 2025 and 2024, approximately 11% and 14%, respectively, of the Company’s total sales were outside the US. Our international sales and long-lived assets are presented in Note 2 of the Company’s Consolidated Financial Statements, set forth in Item 8 of this Annual Report.

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

Raw Materials and Supplies
The Company purchases from its domestic and foreign supplier base a variety of raw materials including epoxy, electronics, and other components. The Company also purchases steel, cement, and aggregates which are primarily sourced from domestic suppliers. Products are also purchased in the form of finished or semi-finished products with the majority of product being supplied by domestic and some foreign steel producers. Generally, the Company has a number of vendor options.

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

Patents and Trademarks
The Company owns a number of domestic and international patents and trademarks, primarily related to products in its Global Friction Management and Technology Services and Solutions business units, as well as its Precast Concrete Products business unit. The Company’s business segments are not dependent upon any individual patents or related group of patents, nor upon any individual licenses or distribution rights. The Company believes that, in the aggregate, the rights under its patents, trademarks, and licenses are generally important to its operations, but considers neither any individual patent, nor any licensing or distribution rights related to a specific process or product, to be of material importance in relation to its total business.

Environmental Disclosures
Information regarding environmental matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.

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

Equal Employment Opportunity
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

Corporate Responsibility
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

Health and Safety
L.B. Foster aims to promote a culture of environmental, health, safety, and sustainability (“EHSS”) excellence that strives to protect the environment as well as the safety and health of our employees, business, customers, and communities where we operate. The Company strives to meet or exceed the requirements of all applicable environmental, health, and safety (“EHS”) regulations as the Company raises its standards of excellence. Consistent with its core values of safety, teamwork, and innovation, the Company aims to create more advanced solutions around sustainability. The Company emphasizes continual improvement in its EHSS performance, particularly as it applies to preventing pollution and reducing the environmental impact of its operations while maximizing opportunities for environmental and social benefits. The Company continually strives to develop best practices in EHS management based on international standards such as ISO 14001:2015 and ISO 45001:2018. The Company has eight locations/businesses throughout North America and Europe where the Environmental Management Systems have been independently assessed and verified as compliant with the requirements of ISO 14001:2015 and ISO 45001:2018.

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

Succession Planning
A process for identifying and developing employees with the potential to fill key business leadership positions within the Company is key to future success. Succession planning increases the availability of experienced and capable employees that are prepared to assume these critical roles as they become available. The Company conducts an annual succession planning process where strong internal candidates are identified for key positions and a development plan is established when a need arises.

Performance Management
We strongly encourage an ongoing process of communication, including both formal and informal feedback, between a supervisor and an employee throughout the year, in support of accomplishing the strategic objectives of the organization.

Workforce
As of December 31, 2025, the Company had 1,191 employees, of which 974 were located within the US, 44 within Canada, 166 in Europe, and 7 within other locations. There were 641 hourly production workers and 550 salaried employees. Of the hourly production workers, 7 were represented by unions.

The Company has one collective bargaining agreement covering 7 employees which was successfully renegotiated and is now set to expire in March 2030. The Company has not suffered any major work stoppages in recent history and considers its relations with its employees to be satisfactory.

All of the Company’s hourly and salaried employees are covered by either a defined benefit plan or a defined contribution plan.

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

Information about our Executive Officers
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Brian H. Friedman	47	Executive Vice President and Chief Growth Officer
Patrick J. Guinee	56	Executive Vice President, General Counsel, and Secretary
John F. Kasel	60	President and Chief Executive Officer
Gregory W. Lippard	57	Senior Vice President - Rail, Technologies, and Services
Robert A. Ness	62	Senior Vice President - Infrastructure Solutions
Jamie F. O'Neill	52	Senior Vice President - Human Resources
Sean M. Reilly	53	Corporate Controller and Principal Accounting Officer
Sara F. Rolli	44	Senior Vice President - Operational Administration
William M. Thalman	59	Executive Vice President and Chief Financial Officer

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

Officers are elected annually at the organizational meeting of the Board of Directors of the Company (the "Board") following the annual meeting of stockholders.

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

If these factors limit our ability to integrate the operations of our acquisitions or to execute other strategic transactions or initiatives successfully or on a timely basis, we may not meet our expectations for future results of operations. In addition, our growth and operating strategies for businesses we acquire may be different from the strategies that such target businesses currently are pursuing. If our strategies are not the proper strategies for a company we acquire or with which we partner, it could have a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

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
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personally identifiable information. Physical or electronic data or security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. Cyber attacks on information systems constitute an ongoing risk across companies and industries, and although they have not historically had a material adverse effect on our business, in the past they have caused temporary disruption and interference with our operations. Despite the steps we take to deter and mitigate cybersecurity risks, we may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber attacks including data and security breaches, malware, ransomware, hacking, and identity theft, as well as emerging threats enabled by artificial intelligence (“AI”) such as AI-generated phishing, deepfakes for social engineering, or unauthorized use of generative AI tools that could inadvertently expose sensitive data. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent physical or electronic data or security breach by our employees or by persons with whom we have commercial relationships. In 2023, the SEC adopted new cybersecurity rules requiring disclosure of material cybersecurity incidents and processes assessing, identifying, and managing material cybersecurity risks and the corporate governance structure designed to address such risks. Compliance with such rules could be costly and burdensome, and failure to adequately comply could have an adverse impact on the Company and its reputation. Federal, state, and foreign government bodies and agencies have adopted or are considering the adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union (“EU”) and the UK which are, in some respects, more stringent than US standards, could be significant. Any compromise or breach of our security systems could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation. Our Board, often through its Audit Committee, oversees cybersecurity risks as part of its broader enterprise risk management responsibilities, with input from management regarding the assessment and mitigation of such threats, including those involving rapidly evolving technologies like AI. Refer to “Item 1C - Cybersecurity” contained in this Annual Report on Form 10-K for further details of cybersecurity.

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

Many of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles, as well as to domestic and international fiscal policy, including tariffs and other market forces. We also use significant amounts of cement and aggregate in our precast products offerings. Our technology based solutions and services are dependent on electronic components and the ability to source these items. In 2025, the US announced the imposition of widespread tariffs, including tariffs on steel imports, which have been legally challenged and our national tariff policy is subject to volatility. These tariffs, along with potential retaliatory measures by other countries, could significantly increase our raw material costs, disrupt supply chains, and reduce our competitiveness. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

Labor disputes may have a material and adverse effect on our operations and profitability.
One of our manufacturing facilities is staffed by employees represented by a labor union. Approximately 7 employees employed at this facility are currently working under a collective bargaining agreement, which is scheduled to expire in March 2030. Disputes with regard to the terms of this agreement or our potential inability to renegotiate an acceptable contract with this union could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations.

Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.
In April 2023, the Company entered into an agreement with an activist investor, 22NW, LP, and various of its affiliates (collectively, “22NW”) that had filed a Schedule 13D with the SEC with respect to the Company, which agreement provided that 22NW could appoint a non-voting Board Observer. In January 2024, the Company entered into a new cooperation agreement with 22NW providing for the nomination of the Board Observer to stand for election to the Board of Directors of the Company at the 2024 Annual Meeting of Shareholders in return for certain customary confidentiality and standstill provisions. In addition, the term of the cooperation agreement was mutually extended to 2026 upon commitment by the Company to renominate the former Board Observer to stand for reelection as a director to the Board of Directors at the 2025 Annual Meeting of Shareholders. The former Board Observer resigned from the Board in December 2025 and the cooperation agreement expired in January 2026. 22NW is a greater than 5% owner of Company stock.

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
Executing our strategy and being successful as a company depends on the ability to attract, develop, and retain talented personnel, including our Chief Executive Officer, the executive team, and other highly skilled employees. Increased competition for skilled employees, changes in demographics, rising labor costs, and the need to provide competitive compensation and development opportunities could negatively affect our ability to compete and lead to a reduction in our profitability.

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

Events such as these, or other catastrophic events, could in the future adversely affect our business and results of operations, including with respect to disruptions of our supply chain. If we do not successfully manage our supply chain or identify new sources of supplies, we may be unable to satisfy customer orders, which could harm our reputation and customer relationships and materially adversely affect our business, financial condition, and operating results. A pandemic-related outbreak or other disaster affecting any one of our facilities could result in production delays or otherwise interrupt our operations. Our supply chain could be negatively affected by global shipping disruptions, trade restrictions or embargoes or similar impacts arising from geopolitical conflict, including but not limited to the ongoing conflicts between Ukraine and Russia, conflicts in the Middle East and increasing tensions between China and Taiwan. Such conditions can also contribute to a tight labor market which in turn may adversely impact our supply chain.

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
We are required under US generally accepted accounting principles to review intangible and long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may cause the carrying value of our intangible and long-lived assets to not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. No impairments of goodwill or intangible assets were recorded in 2025 and 2024.

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

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on the Company’s financial condition and the trading price of its common stock.
Our internal control over financial reporting (“ICFR”), because of its inherent limitations, may not prevent or detect material misstatements on a timely basis. A failure to maintain effective ICFR or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our consolidated operations, investor confidence in our business, and the trading prices of our securities.

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
We are party to various legal proceedings. In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we have sold. There is the potential that an outcome adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have established and adversely affect our financial results and/or financial condition. In addition, we could suffer a significant loss of business from a customer who is dissatisfied with the resolution of a warranty claim. Refer to “Part II, Item 8, Financial Statements and Supplementary Data, Note 16 to the Consolidated Financial Statements” for further details of pending legal proceedings.

Violations of the US Foreign Corrupt Practices Act and similar worldwide anti-corruption laws and other foreign governmental regulations, could result in fines, penalties, and criminal sanctions against the Company, its officers, or both and could have a material and adverse effect on our business.
The US Foreign Corrupt Practices Act and other similar global anti-corruption laws, such as the UK Bribery Act and the proposed EU Anti-Corruption Directive, prohibit improper payments and other corrupt practices intended to obtain or retain business. Although we have established an internal control structure, corporate policies, compliance, and training processes to reduce the risk of violation, we cannot ensure that these procedures protect us from violations of such policies by our employees or agents. Failure to comply with applicable laws or regulations could subject us to fines, penalties, and suspension or debarment from contracting. Events of non-compliance could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions. Violations of such laws or allegations of violation could disrupt our business and result in material adverse results to our operating results or future profitability.

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
We are subject to regulation by federal, state, local, and foreign regulatory agencies and are therefore subject to a variety of legal proceedings and compliance risks, including those described in Item 3 - Legal Proceedings and in Part II, Item 8, Financial Statements and Supplementary Data, Note 16 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K. Like other companies engaged in environmentally sensitive businesses, we are required to comply with numerous laws and regulations, including environmental matters relating to, among other things, the treatment, disposal, and storage of wastes, investigation and remediation of contaminated soil and groundwater, the discharge of effluent into waterways, and the emissions of substances into the air. We are required to obtain various authorizations, permits, approvals, and certificates from governmental agencies. The Company could be subject to liability with respect to remediation of past contamination in the operation of some of its current and former facilities and remediation of contamination by former owners or operators of the Company’s current or former facilities. Compliance with emerging regulatory initiatives, delays, discontinuations, or reversals or reinterpretations of existing regulatory policies in the markets in which we operate, including costs associated with any required environmental remediation and monitoring, could have an adverse effect on our business, results of operations, cash flows, and financial condition.

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

Government actions in the US or other countries where we have a higher concentration of business may further change tax policy, trade policy, or other regulatory priorities, or may enact other legislation that could create an unfavorable environment for the Company, making it more difficult to compete or adversely impact our operating results.

Legislative or regulatory initiatives related to climate policy change could have a material adverse effect on our business.
Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Although the current US federal administration has recently taken steps to reduce federal environmental regulation, concern over climate change may continue to result in new or changing legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation cost, and utility increases. Moreover, natural disasters and extreme weather conditions may impact the productivity of our facilities, the operation of our supply chain, or consumer buying patterns. Any of these risks could have a material adverse effect on our business.

Compliance with environmental laws and regulations could incur significant costs.
Our operations and properties are also subject to extensive federal, state, local, and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and reinterpretation, and although the current US federal administration has taken steps to reduce environmental regulation, these regulations have in the past and may again in the future become more stringent. Our costs required to comply with new or evolving environmental regulations at the federal, state, local, and foreign jurisdictions in which we operate could be material. We could incur significant costs if we fail to comply with regulations and responsibilities under environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we could be subject to suit by private parties in connection with alleged violations of, or liabilities under, environmental laws and regulations. Additional information on environmental matters is available in this Part I, Item 1A, Risk Factors and Part II, Item 8, Financial Statements and Supplementary Data, Note 16 to the Consolidated Financial Statements.

International Risks
A portion of our sales are derived from our international operations, which expose us to certain risks inherent in doing business on an international level.
Doing business outside the US subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, transportation regulations, foreign investments, and taxation. The US government has imposed tariffs on certain foreign goods, including steel and aluminum, and has indicated the possibility of additional tariffs on other goods. In response, several foreign governments have imposed retaliatory tariffs on US goods. Uncertainties surrounding tariffs, trade agreements, or any potential trade disputes could cause disruptions in our operations and increase our costs.

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

Additionally, international trade agreements, including The United States-Mexico-Canada Trade Agreement (“USMCA”), could affect our business, financial condition, and results of operations. Potential material modifications to USMCA, which is subject to joint review in July 2026, or certain other international trade agreements, including with respect to the modification of trade agreements with or among the EU and the UK which remain subject to uncertainties, may have a material adverse effect on our business, financial condition, and results of operations. Our UK operations represented approximately 6% and 8% of our total revenue for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024 less than 1% of our consolidated net revenue was from the UK operation’s sales exported to EU members.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure
The Company’s cybersecurity program is designed to protect its digital assets and information, and to allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. The Company’s cybersecurity program is formed on a risk-based approach in accordance with industry best practices, and is calibrated with recommendations from third party risk management consultants, auditors, cybersecurity professionals, and cybersecurity insurers. Portions of our business are certified under the Cyber Essentials Plus program. Additionally, the Company has performed an ISO 27001 gap analysis, with the goal to adhere to ISO 27001 standards as a guidepost for a Company-wide security posture.

Our cybersecurity program includes:

•a comprehensive cyber education program with ongoing employee cybersecurity awareness and training activities, which include frequent phishing simulation, testing, and ongoing education;
•strong identity and authentication controls with multifactor authentication and risky user detection;
•access management and access controls with periodic reviews;
•protection of certain data through encryption at rest and in transit;
•application whitelisting ensuring unapproved applications cannot be run;
•endpoint and network monitoring and protection software;
•network segmentation to prohibit lateral motion;
•sensitive data transmission detection tools;
•comprehensive AI governance, training, detection, and whitelisting only approved applications evaluated by Information Technology (“IT”) Security and Compliance and Legal;
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

The Company’s Board of Directors (the “Board”) has overall responsibility for the oversight of risk management at L.B. Foster Company, which includes cybersecurity risks. The Audit Committee of the Board (the “Audit Committee”), is responsible for oversight of the Company’s Enterprise Risk Management program which provides oversight and governance of all of the Company’s operational and financial risks, specifically including risks from cybersecurity threats to the Company. As described below, the Audit Committee receives regular reports and periodic briefings from senior management on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities. Recent areas of attention have included AI-related threats and opportunities with discussions focused on proactive risk management and emerging developments in the AI landscape.

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

ITEM 2. PROPERTIES
Our corporate headquarters is located at 415 Holiday Drive, Suite 100, Pittsburgh, PA 15220. The location and general description of the material principal properties that are owned or leased by the Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	6	Infrastructure	Owned
Birmingham, AL	Protective coatings facility	32	Infrastructure	2027
Burnaby, BC, Canada	Friction management products plant	N/A	Rail	2029
Columbia City, IN	Rail processing facility and yard storage	22	Rail	Owned
Dublin, OH	Rail safety device manufacturing facility	1	Rail	2026
Hillsboro, TX	Precast concrete facility	9	Infrastructure	Owned
Lake County, FL	Precast concrete facility	18	Infrastructure	2029
Lebanon, TN	Precast concrete facility	10	Infrastructure	2028
Loudon, TN	Precast concrete facility	51	Infrastructure	Owned
Magnolia, TX	Threading facility	34	Infrastructure	Owned
Nampa, ID	Precast concrete facility	20	Infrastructure	2039
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail	Owned
Nottingham, United Kingdom	Technology solutions manufacturing	4	Rail	Owned
Nottingham, United Kingdom	Technology solutions manufacturing	N/A	Rail	2030
Pueblo, CO	Rail joint manufacturing facility	9	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail	2030
Suwanee, GA	Transit fastener assembly	1	Rail	2031
Waverly, WV	Precast concrete facility	85	Infrastructure	Owned
Willis, TX	Protective coatings facility	16	Infrastructure	Owned
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

ITEM 3. LEGAL PROCEEDINGS
Information regarding the Company’s legal proceedings and other commitments and contingencies is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 16 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except share data unless otherwise noted)
Stock Market Information
The Company had 315 common shareholders of record on February 27, 2026. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol: FSTR.

Dividends
During 2025 and 2024 the Company did not declare any quarterly dividends, however, there is potential for ordinary or special dividends in future years.

The Company’s credit facility, as amended, permits it to pay dividends and distributions and to make redemptions with respect to its stock providing no event of default or potential default (as defined in the credit facility) has occurred prior to or after giving effect to the dividend, distribution, or redemption.

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

The Company’s purchases of equity securities for the three months ended December 31, 2025 were as follows:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 - October 31, 2025	72,156	$26.91	72,057	$30,025
November 1, 2025 - November 30, 2025	49,258	27.16	49,258	28,687
December 1, 2025 - December 31, 2025	5,983	26.95	—	28,687
Total	127,397	$27.02	121,315	$28,687
(a) During the current period, 6,082 shares were withheld by the Company to pay taxes upon vesting of stock.

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

Our financial statements presented herein are prepared using accounting principles generally accepted in the United States of America (“US GAAP”). Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under US GAAP, including Consolidated EBITDA (as defined in the Credit Agreement), funding capacity, new orders, net, and backlog. The explanation at the end of the MD&A provides the definition of these non-GAAP financial measures. A reconciliation of funding capacity to its most directly comparable respective US GAAP financial measure is presented in the “Liquidity and Capital Resources” section below.

Product Line Exits
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (“Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The Bedford, PA based operations supporting the product line completed all customer obligations as of December 31, 2025. For the years ended December 31, 2025 and 2024, the product line had $1,637 and $3,700 in sales, respectively. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution.

During the year ended December 31, 2025, the Company announced the discontinuation of its Automation and Materials Handling product line (the “AMH Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit this product line was due to the Company's initiatives to scale back businesses in the United Kingdom. The Company completed all remaining customer obligations in 2025. This product line had net sales of $1,843 and $5,230 for the years ended December 31, 2025 and 2024, respectively. The Company has incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $615 in inventory write-offs, $40 in fixed asset write-offs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company does not expect to incur additional material exit costs associated with the AMH Exit.

Full Year Results Comparison
Results of Operations

	Year Ended December 31,		Change
	2025	2024	2025 vs. 2024
Net sales	$540,009	$530,765	$9,244
Gross profit	113,752	118,062	(4,310)
Gross profit margin	21.1%	22.2%	(110)	bps
Expenses:
Selling and administrative expenses	$88,556	$96,398	$(7,842)
Selling and administrative expenses as a percent of sales	16.4%	18.2%	(180)	bps
(Gain) on sale of former joint venture facility	$—	$(3,477)	$3,477
Amortization expense	3,311	4,628	(1,317)
Operating income	$21,885	$20,513	$1,372
Operating income margin	4.1%	3.9%	20	bps
Interest expense - net	$4,889	$4,992	$(103)
Other (income) expense - net	(420)	1,076	(1,496)
Income before income taxes	$17,416	$14,445	$2,971
Income tax expense (benefit)	9,997	(28,398)	38,395
Net income	$7,419	$42,843	$(35,424)
Net loss attributable to noncontrolling interest	(126)	(103)	(23)
Net income attributable to L.B. Foster Company	$7,545	$42,946	$(35,401)
Diluted earnings per common share	$0.69	$3.89	$(3.20)

Fiscal 2025 Compared to Fiscal 2024 — Company Analysis
Net sales for the year ended December 31, 2025 increased $9,244, or 1.7%, over the prior year. Infrastructure net sales improved $30,387, or 14.9%, over the prior year due to volume increases in both business units. Rail net sales declined $21,143, or 6.5% from the prior year due to softer demand for Rail Products in early 2025, as well as right-sizing activities and overall commercial weakness in the UK Rail business.

Gross profit for the year ended December 31, 2025 declined $4,310, or 3.7%, from the prior year, and gross profit margins declined 110 basis points to 21.1%. The decline in gross profit was driven by Rail which declined $10,139 primarily due to lower sales volumes and weakness in the UK Rail business coupled with lower volumes for Rail Products. Rail gross profit was also impacted in 2025 by $1,085 of AMH Exit costs and $953 of costs associated with restructuring actions taken in the fourth quarter related to the UK businesses. Infrastructure gross profit improved $5,829 due to improved volumes in both business units and favorable business mix in Steel Products, partially offset by increased manufacturing costs in the Precast Concrete business including $2,246 in start up costs associated with our new precast facility in Florida. The prior year gross profit included a $815 gain realized on a facility sale.

Selling and administrative expenses for the year ended December 31, 2025 decreased $7,842, or 8.1%, from the prior year. The decrease was primarily attributed to declines of $3,037 in personnel costs, $988 in travel and entertainment costs, $1,053 in insurance costs, $1,834 in professional services costs, and $1,173 in legal costs. These declines were offset in part by an increase of $243 in restructuring charges. Selling and administrative expenses as a percentage of net sales declined 180 basis points to 16.4% in 2025.

The $3,477 gain on sale of the former joint venture facility for the year ended December 31, 2024 was attributed to the Company's facility and land in Magnolia, Texas.

Amortization expense for the year ended December 31, 2025 decreased $1,317, or 28.5%, from the prior year due to acquired intangible assets becoming fully amortized during the year.

Other (income) expense - net was favorable by $1,496 compared to the prior year. Other expense - net for the year ended December 31, 2024 was primarily attributable to $1,722 of pension termination costs associated with the termination of the frozen L.B. Foster Company Merged Retirement Plan in the US.

The Company’s effective income tax rate for 2025 was 57.4%, compared to (196.6)% in the prior year period. The Company's 2025 effective income tax rate differed from the federal statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance. The Company's 2024 effective income tax rate differed from the federal statutory rate of 21% primarily due to the change in valuation allowance previously recorded against certain U.S. federal and state deferred tax assets. For further discussion on the valuation allowance, refer to Note 13 of the Notes to the Consolidated Financial Statements.

Net income attributable to the Company for the year ended December 31, 2025 was unfavorable by $35,401 from the prior year period. The change in net income attributable to the Company was due primarily to a $31,937 favorable tax valuation allowance adjustment in 2024 and a higher effective tax rate in 2025 largely driven by the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance, partially offset by improved operating income for the year ended December 31, 2025.

Results of Operations — Segment Analysis
Rail, Technologies, and Services

	Year Ended December 31,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$305,726	$326,869	$(21,143)		(6.5)%
Gross profit	$62,330	$72,469	$(10,139)		(14.0)
Gross profit margin	20.4%	22.2%	(180)	bps	(8.1)
Segment operating income	$15,592	$21,912	$(6,320)		(28.8)
Segment operating income margin	5.1%	6.7%	(160)	bps	(23.9)

Rail net sales for the year ended December 31, 2025 decreased $21,143, or 6.5%, from the prior year. The decrease was primarily due to softer demand in the first half of the year for the Rail Products business unit which decreased $19,441, or 9.4%, from the prior year. Technology Services and Solutions net sales decreased $14,231, or 26.8%, due to right-sizing activities and overall commercial weakness in the UK Rail business. Global Friction Management net sales improved $12,529, or 19.0%, over the prior year due to improved demand in markets served.

Rail gross profit for the year ended December 31, 2025 decreased $10,139, or 14.0%, from the prior year and gross margins declined 180 basis points to 20.4%. The Rail Products business unit gross profit declined $2,561 due to lower volumes. The Technology Services and Solutions business unit gross profit declined $13,497 due to lower sales volumes, higher costs, unfavorable mix, and $1,085 of costs associated with the AMH Exit and $953 of costs associated with fourth quarter restructuring actions taken in the UK businesses. Partially offsetting these declines was an improvement in Global Friction Management gross profit of $5,919 over the prior year due to higher volumes and favorable mix.

Rail operating income for the year ended December 31, 2025 decreased $6,320, or 28.8%, from the prior year. The decrease was driven by the decline in gross profit, partially offset by decreases in selling and administrative expenses of $2,600 due to lower personnel costs and amortization expense of $1,219.

For the year ended December 31, 2025, Rail had new orders, net of $338,039, an increase of $29,645 over the prior year. The increase was due to a 45.5% improvement in the Technology Services and Solutions business unit due to a large, multi-year order received in the UK business, a 16.8% improvement in the Global Friction Management business unit, and a 0.7% improvement in the Rail Product business unit. Backlog as of December 31, 2025 was $96,980, an increase of $34,531, or 55.3%, over the prior year. The increase was due to a 114.0% improvement in the Technology Services and Solutions business unit, a 68.8% improvement in the Global Friction Management business unit, and a 29.5% improvement in the Rail Products business unit.

Infrastructure Solutions

	Year Ended December 31,		Change		Percent Change
	2025	2024	2025 vs. 2024		2025 vs. 2024
Net sales	$234,283	$203,896	$30,387		14.9%
Gross profit	$51,422	$45,593	$5,829		12.8
Gross profit margin	21.9%	22.4%	(50)	bps	(2.2)
Segment operating income	$15,787	$9,375	$6,412		68.4
Segment operating income margin	6.7%	4.6%	210	bps	45.7

Infrastructure net sales for the year ended December 31, 2025 increased $30,387, or 14.9%, over the prior year. The increase in net sales was attributable to the Precast Concrete Products business unit which increased $27,080, or 19.9%, over the prior year. The Steel Products business unit net sales also increased $3,307, or 4.9%, over the prior year due to improved demand in markets served.

Infrastructure gross profit for the year ended December 31, 2025 increased $5,829, or 12.8%, over the prior year. Gross profit increased $2,025 in the Precast Concrete business unit due to higher volumes offset in part by higher manufacturing costs, including $2,246 of costs associated with the start up of our Florida precast facility in line with the Company's strategic growth plan. Steel Products gross profit improved $3,804 over the prior year due to higher volumes and favorable business mix. Gross margins of 21.9% decreased 50 basis points from the prior year due to unfavorable sales mix and higher manufacturing costs in the Precast Concrete business unit. Gross profit for the year ended December 31, 2024 includes the $815 gain realized on a facility sale.

Infrastructure operating income for the year ended December 31, 2025 increased $6,412, or 68.4%, over the prior year which was primarily due to improvements in gross profit.

For the year ended December 31, 2025, Infrastructure had new orders, net of $202,880, an increase of $4,736 from the prior year. The increase was due to the Precast Concrete Products business unit which increased 12.9% over the prior year. Partially offsetting this increase was a decrease in the Steel Products business unit of 22.8% from the prior year period due to order cancellations. Backlog as of December 31, 2025 was $92,358, a decrease of $31,102, or 25.2%, from the prior year due to order cancellations in the Steel Products business unit coupled with a decrease in the Precast Concrete Products business unit of 6.7%.

Corporate

	Year Ended December 31,		Change	Percent Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
(Gain) on sale of former joint venture facility	$—	$(3,477)	$3,477	**
Public company costs	4,395	5,755	(1,360)	(23.6)%
Corporate executive management costs	2,130	5,726	(3,596)	(62.8)
Corporate management stock-based compensation	2,864	2,065	799	38.7
Other	105	705	(600)	(85.1)
Unallocated corporate expense - net	$9,494	$10,774	$(1,280)	(11.9)%
**Results of this calculation not meaningful.

Unallocated corporate expenses - net for the year ended December 31, 2025 was $9,494 compared to the year ended December 31, 2024 which was $10,774. The decrease was primarily due to a decline in corporate executive management costs of $3,596 due to a decrease in legal fees, professional service expenditures, travel and insurance costs. The decline was offset in part by the $3,477 gain on the sale of the former joint venture facility in Magnolia, Texas in the year ended December 31, 2024.

Restructuring
During the year ended December 31, 2025, the Company announced a restructuring program aligned with its strategy to reduce costs within the UK-based Technology Services and Solutions businesses within the Rail segment. The restructuring action has been completed as of December 31, 2025. The Company has incurred a total of $2,184 in restructuring and other costs associated with this program, which includes $695 in inventory write-offs, $95 in fixed asset write-offs, $524 in personnel expenses, $717 in lease termination costs, and $153 in other costs. Costs of $780 were recorded in “Cost of services sold,” $173 were recorded in “Cost of goods sold,” and $1,231 were recorded in “Selling and administrative expenses” within our Rail segment. The Company does not expect to incur additional material costs associated with this program.

In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in its growth platforms. The restructuring action has been completed as of December 31, 2024. For the year ended December 31, 2024, the Company incurred $1,456 of restructuring expense, related primarily to severance costs. Of the total restructuring costs, $245 was recorded in “Cost of goods sold” and $1,211 was reported in “Selling and administrative expense.” By business segment, the Company incurred $1,134 of restructuring costs in Rail, $113 in Infrastructure, and $209 in Corporate.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under its revolving credit facility, which provides for a total commitment of up to $150,000, of which $106,930 was available for borrowing as of December 31, 2025, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support share repurchase programs. The Company’s total debt, including finance leases, was $42,756 and $46,940 as of December 31, 2025 and December 31, 2024, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of December 31, 2025:

	December 31, 2025
Cash and cash equivalents		$4,348
Credit agreement:
Total availability under the credit agreement	$150,000
Outstanding borrowings on revolving credit facility	(42,194)
Letters of credit outstanding	(876)
Net availability under the revolving credit facility		106,930
Total available funding capacity		$111,278

As of December 31, 2025, the Company was in compliance with all covenants of the Credit Agreement and has $111,278 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as business mix, commercial terms, and market conditions as well as seasonality may impact working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of December 31, 2025, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.

The change in cash and cash equivalents for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$35,619	$22,632
Net cash used in investing activities	(10,373)	(6,312)
Net cash used in financing activities	(23,539)	(16,231)
Effect of exchange rate changes on cash and cash equivalents	187	(195)
Net increase (decrease) in cash and cash equivalents	$1,894	$(106)

Cash Flows from Operating Activities
During the year ended December 31, 2025, net cash provided by operating activities was $35,619, compared to $22,632 during the prior year. During 2025, cash flow provided by operating activities consisted of net income and non-cash items amounting to $34,678 and changes in certain assets and liabilities netting to a cash inflow of $941. In 2024, cash flow provided by operating activities consisted of net income and non-cash items amounting to $27,195 and changes in certain assets and liabilities netting to a cash outflow of $4,563.

Cash Flows from Investing Activities
During the year ended December 31, 2025, the Company had capital expenditures of $10,424, a $633 increase over 2024. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives, including investments in our new Precast Concrete facility in Lake County, Florida. In 2024, the Company sold the facility and land of its former joint venture in Magnolia, Texas and fixed assets associated with the Bridge Exit generating cash inflow of $3,895.

Cash Flows from Financing Activities
During the year ended December 31, 2025, the Company had a decrease in outstanding debt of $5,540 compared to a $7,994 decrease during the year ended December 31, 2024. Additionally, debt issuance costs of $706 were incurred during the year ended December 31, 2025 related to the June 27, 2025 Fifth Amended and Restated Credit Agreement. During the year ended December 31, 2025, the Company also made a $782 deferred payment related to the June 2022 acquisition of Skratch Enterprise Ltd. This payment was deferred at the date of the acquisition in accordance with the purchase agreement and was made during the second quarter of 2025.

The Board of Directors previously authorized the repurchase of up to $15,000 of the Company's common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. During the first quarter of 2025, the Company repurchased 113,169 shares for $3,123 under this program through February 2025. Since the program's inception and continuing through February 2025, the Company repurchased a total of 547,679 shares of its stock for $12,241 under the program.

On March 3, 2025, the Company's Board of Directors approved a new authorization to repurchase up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. As of December 31, 2025, the Company repurchased 469,220 shares of its stock for $11,313 under this program.

Under both programs, the Company repurchased a total of 582,389 shares for $14,436 during the year ended December 31, 2025. From February 2023 through December 31, 2025, the Company repurchased a total of 1,016,899 shares of its stock for $23,554 under both programs.

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

Financial Condition
As of December 31, 2025, the Company had $4,348 in cash and cash equivalents and $106,930 of availability under its revolving credit facility, subject to covenant restrictions. As of December 31, 2025, approximately $4,029 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, repurchase of shares, acquisitions, funding the now complete UPRR Settlement Agreement, and service indebtedness as discussed further under Part II, Item 8, Financial Statements and Supplementary Data, Note 16 to the Condensed Consolidated Financial Statements. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity.

On June 27, 2025, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and Wells Fargo Bank N.A. as Co-Syndication Agents, and Dollar Bank, Federal Savings Bank as a participant. The Credit Agreement, as amended, modifies the prior amended revolving credit facility, which had a maximum credit line of $130,000 and extends the maturity date from August 13, 2026 to June 27, 2030. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $150,000 with sublimits for (a) the issuance of letters of credit in dollars and in alternative currencies in an amount not to exceed the dollar equivalent of $30,000, and (b) borrowings of swing loans in dollars in an amount not to exceed $20,000; and with an incremental loan feature not to exceed $60,000. For a discussion of the terms and availability of the credit facilities, refer to Part II, Item 8, Financial Statements and

Supplementary Data, Note 9 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 7.

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

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2025	2024
Rail, Technologies, and Services	$96,980	$62,449
Infrastructure Solutions	92,358	123,460
Consolidated Total	$189,338	$185,909

While a considerable portion of the Company’s business is backlog driven, certain businesses, including the Global Friction Management business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog increased $3,429 due to increases in the Rail segment.

Critical Accounting Estimates
The accompanying Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting estimates, which are reviewed by the Company’s Audit Committee of the Board of Directors, are those management believes are the most critical to understand and evaluate our financial condition and results and require subjective or complex judgments. Actual results could differ from those estimates.

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

Goodwill - We evaluate goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When evaluating for impairment the Company may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more like than not that the fair value of the reporting unit does not exceed its carrying value, we perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as an impairment to goodwill of the reporting unit. The Company uses a discounted cash flow method to determine the fair values of the reporting units.

A number of significant assumptions and estimates are involved in the estimation of the fair value of reporting units, including the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, which may drive changes to future operating cash flows and market participant assumptions. The estimated fair value of a reporting unit is sensitive to changes in assumptions, including forecasted future operating cash flows, weighted-average cost of capital, terminal growth rates, and industry multiples.

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

The Company defines new orders, net as a contractual agreement between the Company and a third-party in which the Company will, or has the ability to, satisfy the performance obligations of the promised products or services under the terms of the agreement net of order cancellations incurred during the period. The Company defines backlog as contractual commitments to customers for which the Company’s performance obligations have not been met, including with respect to new orders and contracts for which the Company has not begun any performance. Backlog may not be indicative of future operating results as orders may be cancelled or modified by the customer. Management utilizes new orders, net and backlog to evaluate the health of the industries in which the Company operates, the Company’s current and future results of operations and financial prospects, and strategies for business development. The Company believes that new orders, net and backlog are useful to investors as supplemental metrics by which to measure the Company’s current performance and prospective results of operations and financial performance.

Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP. Quantitative reconciliations of funding capacity to the non-GAAP financial measures are presented in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L.B. Foster Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2026 expressed an unqualified opinion thereon.

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
As explained in Notes 1 and 3 to the consolidated financial statements, revenue is recognized when the Company satisfies its performance obligations under a contract. The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under these long-term agreements is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which the Company believes best depicts the Company’s performance to date under the terms of the contract. For the year ended December 31, 2025, the Company recorded $29.1 million of over time input method revenue within net sales on its consolidated statement of operations. Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, sub-contractor costs, material costs, and total collections from the customer. Significant changes in the above estimates could impact the timing and amount of revenue and profitability of the Company’s long-term contracts.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
March 5, 2026

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,348	$2,454
Accounts receivable - net (Note 5)	80,551	64,978
Contract assets (Note 3)	6,395	16,720
Inventories - net (Note 6)	60,219	70,506
Other current assets	5,358	6,947
Total current assets	156,871	161,605
Property, plant, and equipment - net (Note 7)	77,183	75,374
Operating lease right-of-use assets - net (Note 8)	28,309	18,480
Other assets:
Goodwill (Note 4)	33,062	31,907
Other intangibles - net (Note 4)	11,526	14,801
Deferred tax assets (Note 13)	20,355	28,900
Other assets	3,066	3,483
TOTAL ASSETS	$330,372	$334,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,519	$50,083
Deferred revenue (Note 3)	5,900	10,205
Accrued payroll and employee benefits	11,346	15,393
Current maturities of long-term debt (Note 9)	153	167
Other accrued liabilities	14,003	12,448
Total current liabilities	83,921	88,296
Long-term debt (Note 9)	42,603	46,773
Deferred tax liabilities (Note 13)	903	1,150
Long-term operating lease liabilities (Note 8)	24,266	14,709
Other long-term liabilities	2,681	4,608
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2025 and December 31, 2024, 11,115,779; shares outstanding at December 31, 2025 and December 31, 2024, 10,135,410 and 10,573,432, respectively (Note 10)	111	111
Paid-in capital	44,782	43,550
Retained earnings	175,124	167,579
Treasury stock - at cost, common stock, shares at December 31, 2025 and December 31, 2024, 980,369 and 542,347, respectively (Note 10)	(23,852)	(11,208)
Accumulated other comprehensive loss (Note 11)	(20,889)	(21,716)
Total L.B. Foster Company stockholders’ equity	175,276	178,316
Noncontrolling interest	722	698
Total stockholders’ equity	175,998	179,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,372	$334,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2025	2024
Sales of goods	$481,392	$462,659
Sales of services	58,617	68,106
Total net sales (Note 3)	540,009	530,765
Cost of goods sold	370,947	352,556
Cost of services sold	55,310	60,147
Total cost of sales	426,257	412,703
Gross profit	113,752	118,062
Selling and administrative expenses	88,556	96,398
(Gain) on sale of former joint venture facility	—	(3,477)
Amortization expense (Note 4)	3,311	4,628
Operating income	21,885	20,513
Interest expense - net	4,889	4,992
Other (income) expense - net (Note 17)	(420)	1,076
Income before income taxes	17,416	14,445
Income tax expense (benefit) (Note 13)	9,997	(28,398)
Net income	7,419	42,843
Net loss attributable to noncontrolling interest	(126)	(103)
Net income attributable to L.B. Foster Company	$7,545	$42,946

Basic earnings per common share (Note 12)	$0.73	$4.01
Diluted earnings per common share (Note 12)	$0.69	$3.89

Basic weighted average shares outstanding	10,374	10,721
Diluted weighted average shares outstanding	10,882	11,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024
Net income	$7,419	$42,843
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,790	(2,887)
Unrealized loss on cash flow hedges, net of tax benefit of $99 and $203, respectively	(289)	(593)
Pension and post-retirement benefit plans benefit, net of tax benefit $0	(1,524)	—
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 and $424, respectively*	—	1,014
Total comprehensive income	8,396	40,377
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(126)	(103)
Foreign currency translation adjustment	150	77
Amounts attributable to noncontrolling interest	24	(26)
Comprehensive income attributable to L.B. Foster Company	$8,372	$40,403

* Reclassifications out of Accumulated other comprehensive loss for pension obligations are reflected in Selling and administrative expense and pension settlement costs are reflected in Other (income) expense - net .

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,419	$42,843
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	8,369	(29,145)
Depreciation	9,143	9,452
Amortization	3,311	4,628
Inventory and fixed asset impairments	1,445	—
Equity (income) loss in nonconsolidated investment	(65)	14
Gain on sales and disposals of property, plant, and equipment	—	(4,431)
Stock-based compensation	5,056	3,834
Change in operating assets and liabilities:
Accounts receivable	(14,766)	(12,262)
Contract assets	11,059	12,433
Inventories	9,581	2,376
Other current assets	1,768	924
Other noncurrent assets	4,747	(3,437)
Accounts payable	2,010	10,399
Deferred revenue	(4,479)	(2,230)
Accrued payroll and employee benefits	(4,157)	(1,469)
Accrued settlement	—	(8,000)
Other current liabilities	1,007	(6,703)
Other liabilities	(5,829)	3,406
Net cash provided by operating activities	35,619	22,632
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	51	3,895
Capital expenditures on property, plant, and equipment	(10,424)	(9,791)
Acquisitions, net of cash acquired	—	(416)
Net cash used in investing activities	(10,373)	(6,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(313,545)	(230,640)
Proceeds from debt	308,005	222,646
Debt issuance costs	(706)	—
Treasury stock acquisitions	(16,511)	(8,237)
Deferred payment for Skratch acquisition	(782)	—
Net cash used in financing activities	(23,539)	(16,231)
Effect of exchange rate changes on cash and cash equivalents	187	(195)
Net increase (decrease) in cash and cash equivalents	1,894	(106)
Cash and cash equivalents at beginning of period	2,454	2,560
Cash and cash equivalents at end of period	$4,348	$2,454
Supplemental disclosure of cash flow information:
Net interest paid	$4,924	$4,659
Net income taxes paid	$1,631	$1,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance, December 31, 2023	$111	$43,111	$124,633	$(6,494)	$(19,250)	$724	$142,835
Net income (loss)	—	—	42,946	—	—	(103)	42,843
Other comprehensive income (loss), net of tax:
Pension liability adjustment	—	—	—	—	1,014	—	1,014
Foreign currency translation adjustment	—	—	—	—	(2,887)	77	(2,810)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(593)	—	(593)
Purchase of 300,302 common shares for treasury	—	—	—	(6,808)	—	—	(6,808)
Issuance of 139,799 common shares, net of shares withheld for taxes	—	(3,523)	—	2,094	—	—	(1,429)
Stock-based compensation	—	3,834	—	—	—	—	3,834
Investment of noncontrolling interest	—	128	—	—	—	—	128
Balance, December 31, 2024	111	43,550	167,579	(11,208)	(21,716)	698	179,014
Net income (loss)	—	—	7,545	—	—	(126)	7,419
Other comprehensive income (loss), net of tax:
Pension asset adjustment	—	—	—	—	(1,524)	—	(1,524)
Foreign currency translation adjustment	—	—	—	—	2,640	150	2,790
Unrealized derivative loss on cash flow hedges	—	—	—	—	(289)	—	(289)
Purchase of 582,389 common shares for treasury	—	—	—	(14,436)	—	—	(14,436)
Issuance of 144,367 common shares, net of shares withheld for taxes	—	(3,824)	—	1,792	—	—	(2,032)
Stock-based compensation	—	5,056	—	—	—	—	5,056
Balance, December 31, 2025	$111	$44,782	$175,124	$(23,852)	$(20,889)	$722	$175,998
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

L.B. Foster Company (together with its subsidiaries, the “Company”) is a global technology solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company is organized and operated in two reporting segments: Rail, Technologies, and Services (“Rail”) and Infrastructure Solutions (“Infrastructure”). The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Infrastructure segment is composed of ten operating facilities across the US providing engineered precast concrete solutions, as well as fabricated bridge, protective pipe coating, and pipe threading offerings across North America.

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line and completed its remaining customer obligations in 2025. The grid deck product line is reported in the Bridge Products division within the Infrastructure segment.

During 2025, the Company announced the discontinuation of the Automation and Materials Handling (“AMH”) product line and substantially completed its remaining customer obligations in 2025. AMH was reported in the Technology Services and Solutions business unit within the Rail segment.

Use of estimates
The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and changes in these estimates are recorded when known.

Significant accounting policies
Cash and cash equivalents
The Company considers cash and other instruments with maturities of three months or less when purchased to be cash and cash equivalents. The Company invests available funds in a manner to preserve investment principal and maintain liquidity. Cash and cash equivalents held in non-domestic accounts were $4,029 and $1,882 as of December 31, 2025 and 2024, respectively.

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

The Company has also established policies regarding allowance for credit losses associated with contract assets, which includes standalone reserve assessments for its long-term, complex contracts, as needed, as well as detailed regular review and updates to contract margins, progress, and value. A standard reserve threshold is applied to contract assets related to short-term, less complex contracts. Management also regularly reviews collection patterns and future expected collections and makes necessary revisions to allowance for credit losses related to contract assets.

Inventory
Inventory is valued at the lower of average cost or net realizable value. Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, inventory turnover, and the age of the inventory. Inventory costs include materials, direct labor, manufacturing overhead, and other direct costs.

Property, plant, and equipment
Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of 10 to 40 years for buildings and 2 to 50 years for machinery and equipment. Leasehold improvements are amortized over 3 to 19 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

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

Goodwill and other intangible assets
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is tested annually for impairment or more often if there are indicators of impairment within a reporting unit. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. When evaluating for impairment the Company may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more like than not that the fair value of the reporting unit does not exceed its carrying value, we perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as a component of operations. The Company's quantitative analysis uses a discounted cash flow method within the income approach to determine the fair values of the reporting units. The Company performs its annual impairment tests in the fourth quarter.

The Company’s fourth quarter 2025 annual test included the assessment of a quantitative analysis to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The quantitative assessment considers fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The quantitative assessment primarily relied on the discounted cash flow method within the income approach to value the reporting units. Any impairment charges are based on both historic and future expected business results that no longer support the carrying value of the reporting unit. The Company also monitors the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses to assess for asset impairment. No impairment was recorded during 2025.

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

Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2025 and 2024, the product warranty reserve was $652 and $602, respectively.

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

Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2025 and 2024, research and development expenses were $3,643 and $2,831, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail segment.

Recently issued accounting guidance

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and disaggregation of income tax expense and income taxes paid by jurisdiction. The Company adopted this guidance for the year ended December 31, 2025 and applied to the guidance retrospectively to all periods presented in the financial statements. The expanded disclosures of the provision of ASU 2023-09 are included in Note 13. ASU 2023-09 affects only disclosures with no impacts to the Company's financial condition, results of operations, and cash flows.

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

During year ended December 31, 2025, the Company announced the discontinuation of its Automation and Materials Handling product line (“AMH Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back businesses in the United Kingdom. The Company completed all remaining customer obligations in 2025. This product line had net sales of $1,843 and $5,230 for the years ended December 31, 2025 and 2024, respectively. The Company has incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $615 in inventory write-offs, $40 in fixed asset write-offs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company does not expect to incur additional material exit costs.

The Company’s Infrastructure segment consists of the Precast Concrete Products and Steel Products business units. The Precast Concrete Products business unit produces precast concrete buildings and a variety of specialty precast concrete products for use in several infrastructure end markets, including transportation, energy, and general infrastructure. The precast concrete buildings are primarily used as restrooms, concession stands, and protective storage buildings in national, state, and municipal parks, while other precast products include sound walls, bridge beams and other wet/dry utilities concrete products. The Company leased a facility in Lake County, Florida in 2024, which produced precast concrete wall systems as operations commenced in 2025. The Steel Products business unit also produces threaded pipe products for industrial water well and irrigation markets as well as pipe coatings for oil and gas markets. In addition, the segment produces fabricated bridge forms.

On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line (the “Bridge Exit”) which was reported in the Steel Products business unit within the Infrastructure segment. The decision to exit the bridge grid deck product line was a result of a weak bridge grid deck market condition and outlook due to customer adoption of newer technologies replacing the grid deck solution. The Company continues to operate its bridge forms product line which is a newer technology and not subject to the same challenging market conditions. The Bedford, PA based operations supporting the discontinued bridge grid deck product line completed substantially all customer obligations as of December 31, 2025. For the years ended December 31, 2025 and 2024, the product line had $1,637 and $3,700 in sales, respectively. During 2024, the Company incurred an immaterial amount of exit costs, all of which were personnel expenses.

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

The operating results of the Company’s reportable segments were as follows as of and for the years ended December 31:

	2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$305,726	$234,283	$540,009
Less:
Cost of sales	(243,396)	(182,861)	(426,257)
Selling and administrative employment costs	(29,301)	(23,441)	(52,742)
Purchased services(1)	(6,679)	(5,632)	(12,311)
General administrative costs(2)	(8,628)	(5,381)	(14,009)
Amortization expense	(2,130)	(1,181)	(3,311)
Segment operating income	$15,592	$15,787	$31,379

Reconciliation of segment operating income
Total segment operating income			$31,379
Interest expense - net			(4,889)
Other income - net			420
Public company costs			(4,395)
Corporate executive management costs			(2,130)
Corporate management stock-based compensation			(2,864)
Other corporate expenses			(105)
Income before income taxes			$17,416
(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.(2)General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and restructuring expenditures.

Included in the Rail segment operating income for the year ended December 31, 2025, was $2,184 in expenses related to restructuring in the UK business and $1,351 of AMH Exit costs.

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

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.(2)General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and restructuring expenditures.

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

Reconciliations of reportable segment assets, depreciation and amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2025
	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$155,552	$3,651	$1,962
Infrastructure Solutions	128,489	6,741	6,665
Reportable segment total	284,041	10,392	8,627
Corporate	46,331	2,062	1,797
Total	$330,372	$12,454	$10,424

	2024
	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$158,859	$4,793	$2,032
Infrastructure Solutions	123,755	7,417	6,366
Reportable segments total	282,614	12,210	8,398
Corporate	51,936	1,870	1,393
Total	$334,550	$14,080	$9,791

For the year ended December 31, 2025, no single customer accounted for more than 10% of the Company's consolidated net sales. For the year ended December 31, 2024, net sales to one customer of the Rail segment represented approximately $71,800 of the Company's consolidated net sales. Sales between segments were immaterial and eliminated in consolidation.

The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2025	2024
United States	$481,422	$454,694
Canada	19,413	22,088
United Kingdom	32,429	44,086
Other	6,745	9,897
Total net sales	$540,009	$530,765

The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2025	2024
United States	$74,179	$72,899
Canada	498	151
United Kingdom	1,955	1,765
Other	551	559
Total property, plant, and equipment - net	$77,183	$75,374

The following table summarizes the Company’s sales by major product and service line for the years ended December 31:

	December 31,
	2025	2024
Rail Products	$188,255	$207,696
Global Friction Management	78,513	65,984
Technology Services and Solutions	38,958	53,189
Rail, Technologies, and Services	305,726	326,869
Precast Concrete Products	163,123	136,043
Steel Products	71,160	67,853
Infrastructure Solutions	234,283	203,896
Total net sales	$540,009	$530,765

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

The Company records contract liabilities in “Deferred revenue” within the Consolidated Balance Sheets. Deferred revenue of $5,900 and $10,205 as of December 31, 2025 and 2024, respectively, consisted of customer billings or payments received for which the revenue recognition criteria had not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects.

For the years ended December 31, 2025 and 2024, revenue recognized over time was as follows:

	Year Ended December 31,		Percentage of Total Net Sales Year Ended December 31,
	2025	2024	2025	2024
Over time input method	$29,063	$52,706	5.4%	10.0%
Over time output method	99,413	92,548	18.4	17.4
Total over time sales	$128,476	$145,254	23.8%	27.4%

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims and awards. Contract estimates may include additional revenue for submitted contract modifications, including at times unapproved change orders, if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As a result of management's reviews of contract-related estimates, the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. In the event that a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, the Company recorded reductions to net sales stemming from changes in actual and expected values of certain commercial contracts of $4,271 and $2,593, respectively.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 76.2% and 72.6% of revenue for the years ended December 31, 2025 and 2024, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer upon shipment and revenue is not recognized until the customer has received the products at a designated physical location.

For the years ended December 31, 2025 and 2024, net sales by the timing of the transfer of goods and services were as follows:

Year Ended December 31, 2025	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$264,150	$147,383	$411,533
Over time	41,576	86,900	128,476
Total net sales	$305,726	$234,283	$540,009

Year Ended December 31, 2024	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$263,432	$122,079	$385,511
Over time	63,437	81,817	145,254
Total net sales	$326,869	$203,896	$530,765

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities), included in deferred revenue on the Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Contract asset balance as of December 31, 2024	$16,720
Revenue recognized but not yet billed	3,607
Adjustments to contract assets	(4,271)
Transfers from contract asset balance to accounts receivable	(9,661)
Contract asset balance as of December 31, 2025	$6,395

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Contract liability balance as of December 31, 2024	$1,991
Revenue recognized from contract liabilities	(1,869)
Increase in billings in excess of costs, excluding revenue recognized	852
Balance as of December 31, 2025	$974

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

As of December 31, 2025, the Company had approximately $189,338 of remaining performance obligations, which is also referred to as backlog. Approximately 6.7% of the backlog as of December 31, 2025 was related to projects that are anticipated to extend beyond December 31, 2026.

Note 4. Goodwill and Other Intangible Assets
As of December 31, 2025 and 2024, the following table represents the goodwill balance by reportable segment:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2024:	$20,231	$11,676	$31,907
Foreign currency translation impact	1,155	—	1,155
Balance as of December 31, 2025:	$21,386	$11,676	$33,062

During the fourth quarter of 2025, the Company performed a quantitative test for impairment of goodwill due to weakened economic conditions and recent increases in the costs of certain materials, labor, and other pressures unfavorably impacting financial results. The Company determined the implied fair value of its reporting units by using assumptions we believe would be a reasonable market participant's view in a hypothetical purchase to develop the discounted cash flows of the respective reporting units. These assumptions include future cash flows, discount rates, and market participant assumptions. The results of the test indicated that all reporting units that maintain goodwill adequately exceeded their carrying value and were not subject to impairment. As a result of the procedures performed as outlined above, no impairments were recorded in 2025.

As of December 31, 2025 and 2024, the components of the Company’s intangible assets were as follows:

	December 31, 2025
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$324	$(211)	$113
Customer relationships	12	28,771	(22,331)	6,440
Trademarks and trade names	13	8,055	(5,818)	2,237
Technology	7	32,819	(30,224)	2,595
Favorable lease	6	327	(186)	141
		$70,296	$(58,770)	$11,526

	December 31, 2024
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$308	$(198)	$110
Customer relationships	13	28,006	(19,958)	8,048
Trademarks and trade names	13	7,974	(5,219)	2,755
Technology	9	32,616	(28,923)	3,693
Favorable lease	6	327	(132)	195
		$69,231	$(54,430)	$14,801

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 10 years. Amortization expense for the years ended December 31, 2025 and 2024 were $3,311 and $4,628, respectively.

Estimated annual amortization expense for the years ending December 31, 2026 and thereafter is as follows:

Year Ending December 31,
2026	$2,396
2027	2,098
2028	1,526
2029	1,127
2030	1,122
2031 and thereafter	3,257
$11,526

Note 5. Accounts Receivable
Accounts receivable as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Accounts receivable	$82,181	$66,105
Allowance for credit losses	(1,630)	(1,127)
Accounts receivable - net	$80,551	$64,978

Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were an expense of $649 and $365 for the years ended December 31, 2025 and 2024, respectively. The changes in reserves for uncollectible accounts are net of recoveries of previous write-offs of $514 and $335 for the years ended December 31, 2025 and 2024, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
December 31, 2024	$1,127
Additions to the current period provision	1,163
Write-off against allowance	(146)
Recoveries of previous write-offs	(514)
December 31, 2025	$1,630

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2025 and 2024 are summarized in the following table:

	December 31,
	2025	2024
Finished goods	$29,754	$37,238
Work-in-process	4,947	6,717
Raw materials	25,518	26,551
Inventories - net	$60,219	$70,506

Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Land	$5,487	$5,864
Improvements to land and leaseholds	22,822	19,566
Buildings	32,607	31,703
Machinery and equipment, including equipment under finance leases	125,470	117,377
Construction in progress	3,594	4,415
Gross property, plant, and equipment	189,980	178,925
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(112,797)	(103,551)
Property, plant, and equipment - net	$77,183	$75,374

Depreciation expense, including amortization of assets under finance leases, for the years ended December 31, 2025 and 2024 amounted to $9,143 and $9,452, respectively.

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

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of December 31, 2025, its leases had remaining lease terms of 1 to 14 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the leases were as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$28,309	$18,480
Other accrued liabilities	$4,385	$3,771
Long-term operating lease liabilities	24,266	14,709
Total operating lease liabilities	$28,651	$18,480
Finance leases
Property, plant, and equipment	$1,941	$1,545
Accumulated amortization	(1,390)	(1,072)
Property, plant, and equipment - net	$551	$473
Current maturities of long-term debt	$153	$167
Long-term debt	409	306
Total finance lease liabilities	$562	$473

The components of lease expense within the Consolidated Statements of Operations were as follows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Finance lease cost:
Amortization of finance leases	$150	$160
Interest on lease liabilities	95	43
Operating lease cost	5,346	3,181
Sublease income	(68)	(200)
Total lease cost	$5,523	$3,184

The cash flow components of the leases were as follows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(5,014)	$(3,746)
Financing cash flows from finance leases	(245)	(212)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	15,082	6,605
Finance leases	307	—
Termination of right-of use assets from operating leases	(811)	—

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	December 31,
	2025	2024
Operating lease weighted-average remaining lease term	8	6
Operating lease weighted-average discount rate	5.2%	5.5%
Finance lease weighted-average remaining lease term	4	4
Finance lease weighted-average discount rate	4.4%	4.8%

As of December 31, 2025, estimated annual maturities of lease liabilities for the year ending December 31, 2026 and thereafter were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$5,672	$194
2027	5,139	139
2028	5,349	135
2029	4,952	132
2030	3,042	71
2031 and thereafter	11,042	—
	35,196	671
Interest	(6,545)	(109)
Total	$28,651	$562

Note 9. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Revolving credit facility with an interest rate of 5.23% as of December 31, 2025 and 6.38% as of December 31, 2024	$42,194	$46,467
Finance leases with a weighted average interest rate of 4.40% as of December 31, 2025 and 4.80% as of December 31, 2024	562	473
Total debt	42,756	46,940
Less: current maturities	(153)	(167)
Long-term portion	$42,603	$46,773

The expected maturities of long-term debt for December 31, 2026 and thereafter are as follows:

Year Ending December 31,
2026	$153
2027	115
2028	114
2029	115
2030	42,259
2031 and thereafter	—
Total	$42,756
Borrowings
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

The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s Consolidated Indebtedness divided by the Company’s Consolidated EBITDA, as defined in the Credit Agreement, which must not exceed (i) 3.50 to 1.00 for all testing periods other than during an Acquisition Period, and (ii) 4.00 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s Consolidated EBITDA divided by the Company’s Fixed Charges, which must be more than 1.10 to 1.00.

As of December 31, 2025 and 2024, the Company was in compliance with the covenants in the Credit Agreement, as amended. As of December 31, 2025 and 2024, the Company had outstanding letters of credit of approximately $876 and $1,409, respectively, and had net available borrowing capacity of $106,930 and $82,124, respectively, subject to covenant restrictions.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps, with notional values totaling $20,000 and $20,000, effective August 12, 2022 and August 31, 2022, respectively. The August 12, 2022 interest rate swap expired on March 1, 2025. The August 31, 2022 interest rate swap expires on August 13, 2026. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of December 31, 2025 the remaining interest rate swap was immaterial and as of December 31, 2024 the interest rate swap was $430 and was recorded in “Other current assets” within our Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, the Company recognized interest income of $372 and $1,306, respectively, from interest rate swaps.

Note 10. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2025 and 2024. The common stock has a par value of $0.01 per share and the Company did not make any dividend payments during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company withheld 79,721 and 59,577 shares for approximately $2,108 and $1,429, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards.

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

In connection with the stock repurchase programs, 582,389 shares valued at $14,436 were repurchased during the year ended December 31, 2025 and 300,302 shares valued at $6,808 were repurchased during the year ended December 31, 2024.

	Common Stock
	Treasury	Outstanding

	(Number of Shares)
Balance at end of 2023	381,844	10,733,935
Issued for stock-based compensation plans, net of shares withheld for taxes	(139,799)	139,799
Repurchased common stock	300,302	(300,302)
Balance at end of 2024	542,347	10,573,432
Issued for stock-based compensation plans, net of shares withheld for taxes	(144,367)	144,367
Repurchased common stock	582,389	(582,389)
Balance at end of 2025	980,369	10,135,410

Note 11. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Pension and post-retirement benefit plan adjustments	$(1,431)	$93
Unrealized income on interest rate swap contracts	396	685
Foreign currency translation adjustments	(19,854)	(22,494)
Accumulated other comprehensive loss	$(20,889)	$(21,716)

During the year ended December 31, 2024, the Company reclassified $1,174 of pension and post-retirement benefit plan adjustments from “Accumulated other comprehensive loss” to “Other expense - net” as a result of the termination of our frozen L.B. Foster Company Merged Retirement Plan, discussed further in Note 15. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries. See Note 13 for further information.

Note 12. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$7,545	$42,946
Denominator:
Weighted average shares outstanding	10,374	10,721
Denominator for basic earnings per common share	10,374	10,721
Effect of dilutive securities:
Stock compensation plans	508	327
Dilutive potential common shares	508	327
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,882	11,048
Basic earnings per common share	$0.73	$4.01
Diluted earnings per common share	$0.69	$3.89

Note 13. Income Taxes
Income before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Domestic	$32,916	$21,200
Foreign	(15,500)	(6,755)
Income before income taxes	$17,416	$14,445

Significant components of the provision for income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$438	$—
State	199	2
Foreign	991	745
Total current	1,628	747
Deferred:
Federal	7,188	(21,441)
State	1,421	(7,691)
Foreign	(240)	(13)
Total deferred	8,369	(29,145)
Total income tax (benefit) expense	$9,997	$(28,398)

The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$3,657	21.0%	$3,033	21.0%

State and local income taxes, net of federal income tax effect*	1,418	8.1	(6,022)	(41.7)
Foreign tax effects
Canada
Federal statutory tax rate difference between Canada and United States	(146)	(0.8)	(135)	(0.9)
Provincial income taxes	264	1.5	231	1.6
Tax on unremitted earnings	88	0.5	148	1.0
Other	(57)	(0.3)	(66)	(0.5)
United Kingdom
Federal statutory tax rate difference between United Kingdom and United States	(682)	(3.9)	(349)	(2.4)
Changes in valuation allowances	4,443	25.5	2,185	15.1
Other	(21)	(0.1)	33	0.2
Other foreign jurisdictions	24	0.1	56	0.4
Effect of cross-border tax laws	47	0.3	1	—
Tax credits	(20)	(0.1)	(51)	(0.3)
Changes in valuation allowances	—	—	(27,645)	(191.4)
Nontaxable or nondeductible items
Nondeductible executive compensation	942	5.4	400	2.8
Share-based payment awards	(351)	(2.0)	(446)	(3.1)
Meals and entertainment	185	1.0	186	1.3
Other	32	0.2	20	0.2
Changes in unrecognized tax benefits	(175)	(1.0)	(66)	(0.5)
Other adjustments	349	2.0	89	0.6
Effective tax rate	$9,997	57.4%	$(28,398)	(196.6)%

* The states that contribute to the majority (greater than 50 percent) of the tax effect in this category include Alabama, California, Idaho, Michigan, New Jersey, New York, New York City, Pennsylvania and Tennessee for 2025 and Connecticut, New Jersey, New York, Pennsylvania and Tennessee for 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the tax provisions included in the OBBBA are reflected in our results for the year ended December 31, 2025, and did not have a material impact on the Company's Consolidated Financial Statements. The Company will continue to monitor any developments and guidance related to the OBBBA.

Cash paid for income taxes, net of refunds, for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
U.S. federal	$290	$525
U.S. state and local	345	294
Foreign:
Canada	996	840
Other foreign	—	(31)
Total foreign	996	809
Income taxes paid (net of refunds received)	$1,631	$1,628

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Goodwill and other intangibles	$679	$1,224
Deferred compensation	3,046	3,885
Contingent liabilities	364	448
Net operating loss / tax credit carryforwards	35,070	35,431
Inventories	1,451	1,082
Warranty reserve	173	138
Accounts receivable	384	265
Interest deduction carryforward	—	1,444
Capitalized research expenditures	—	1,882
Other	334	453
Total deferred tax assets	41,501	46,252
Less: valuation allowance	(12,736)	(8,223)
Net deferred tax assets	28,765	38,029
Deferred tax liabilities:
Goodwill and other intangibles	(1,118)	(1,472)
Depreciation	(7,677)	(7,845)
Pension and post-retirement liability	(132)	(410)
Unrealized income on interest rate swap contracts	(10)	(110)
Unremitted earnings of foreign subsidiaries	(155)	(195)
Other	(222)	(247)
Total deferred tax liabilities	(9,314)	(10,279)
Net deferred tax (liabilities) assets	$19,451	$27,750

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

As of December 31, 2025, the Company had a federal Net Operating Loss (“NOL”) carryforward of $76,546, which is limited to 80% of taxable income annually, but may be carried forward indefinitely. The Company also has federal research tax credit carryforwards in the amount of $724 that will expire at various times from 2040 through 2045. Based on information available as of December 31, 2025, the Company believes it is more likely than not that the tax benefits from the federal loss carryforwards and research tax credit carryforwards will be realized.

As of December 31, 2025 and 2024, the tax benefit of NOL carryforwards available for state income tax purposes was $9,121 and $9,802, respectively. Many state NOL carryforwards will expire in various years through 2045, while some may be carried forward indefinitely. Based on information available as of December 31, 2025, the Company believes it is more likely than not that a portion of the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1,997 against deferred tax assets related to state operating loss carryforwards as of December 31, 2025.

As of December 31, 2025, the Company has NOL carryforwards in certain foreign jurisdictions of $42,976, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2025. Based on information available as of December 31, 2025, the Company believes it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, it has provided a valuation allowance of $10,739, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2025.

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

Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the United States. As of December 31, 2025, management determined that a portion of the Company’s outside basis differences in its foreign subsidiaries would not be indefinitely reinvested outside of the United States. The Company has accrued foreign withholding taxes of $155 related to $3,100 of outside basis differences in its foreign subsidiaries that are not indefinitely reinvested as of December 31, 2025. It is management’s intent and practice to indefinitely reinvest all other undistributed earnings outside of the United States. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Unrecognized tax benefits at beginning of period:	$265	$307
Decreases based on tax positions for prior periods	(92)	(42)
Balance at end of period	$173	$265

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $173 as of December 31, 2025. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2025 and 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $166 and $294, respectively. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.

The Company files income tax returns in the US and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2022 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2021 period and thereafter.

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

The Company recorded stock-based compensation expense of $5,056 and $3,834 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, unrecognized compensation expense for awards that the Company expects to vest approximated $4,657. The Company will recognize this unrecognized compensation expense over approximately 2.4 years through May 22, 2028.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized but previously unissued common stock.

On May 22, 2025, the shareholders approved the new 2025 Equity and Incentive Compensation Plan (the “Equity and Incentive Compensation Plan”). As of December 31, 2025, the Company had stock awards issued pursuant to the Equity and Incentive Compensation Plan and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan allowed for the issuance of 2,058,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Equity and Incentive Compensation Plan allows for the issuance of 785,000 shares of common stock through the granting of stock options or stock awards (including performance units and restricted stock units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The total number of shares of common stock available for issuance, including shares that were forfeited, cancelled, expired, settled for cash, or unearned under the Omnibus Plan, were available for awards under the Equity and Incentive Compensation Plan as of its approval date. The Equity and Incentive Compensation Plan provide for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Equity and Incentive Compensation Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Equity and Incentive Compensation Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2025 and 2024.

Non-Employee Director Fully-Vested and Restricted Stock Awards
Since May 2018, non-employee directors have been awarded shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors, subject to a one-year vesting requirement. The Deferred Compensation Plan for Non-Employee Directors permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board into deferred stock units. Non-Employee directors may elect to receive quarterly cash compensation in the form of fully-vested stock. During 2025, two Board members have elected to receive fully vested stock in lieu of cash compensation.

During 2025 and 2024, the non-employee directors were granted a total of 33,782 and 22,458 restricted shares, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $604 and $589 for the years ended December 31, 2025 and 2024, respectively. During 2025, no deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

The weighted average fair value of all the restricted stock grants awarded was $18.65 and $27.45 per share for the years ended December 31, 2025 and 2024, respectively.

Restricted Stock and Performance-Based Stock and Share Units
Under the Equity and Incentive Compensation Plan, the Company grants certain employees restricted stock and performance-based stock and share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs, unless indicated otherwise by the underlying performance unit award agreement. Performance units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change is recognized in the current period for the performance unit awards and would change future expense over the remaining service period.

The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2025 and 2024:

	Restricted Stock	Deferred Stock Units	Performance Stock Units*	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of December 31, 2023	264,970	12,404	560,338	$14.10
Granted	90,807	—	86,772	24.69
Vested	(148,808)	(12,404)	(29,778)	14.51
Net adjustment for incentive awards	—	—	(82,374)	17.46
Canceled and forfeited	(3,417)	—	(437)	14.43
Outstanding as of December 31, 2024	203,552	—	534,521	16.31
Granted	118,473	—	127,033	18.65
Vested	(125,594)	—	(88,641)	17.50
Canceled and forfeited	(5,399)	—	(48,979)	20.04
Outstanding as of December 31, 2025	191,032	—	523,934	$16.56

*Includes stock units for which the performance obligation has been met and are only subject to time vesting requirements prior to distribution.

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

In June 2022, the Company approved the Strategy Transformation Plan performance-based incentive stock award to incentivize key personnel for the strategic transformation of the Company. In February 2026, this program expired with no attainment.

In February 2021, the Company established a performance-based incentive stock award retention program to incentivize and retain key personnel during the COVID-19 pandemic by driving stock price. Under this five-year program, participants had the opportunity to earn up to 3,333 shares of Company common stock. The first 50% of the shares (1,666 shares) are earned based on achievement of a consecutive thirty (30) day average Nasdaq closing price of $25.00. The second 50% of the shares (1,666 shares) were earned based on achievement of a consecutive thirty (30) day average Nasdaq closing price of $30.00. The value of any shares awarded were determined using a Monte Carlo methodology for the projected payout. The program and opportunity to earn the shares expired on February 28, 2026 and all performance metrics were attained with the first installment paid in 2024 and the final installment paid in February 2026.

Excluding the restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $4,452 and $3,245, respectively, for the periods ended December 31, 2025 and 2024 related to restricted stock and performance unit awards.

Note 15. Retirement Plans
The Company has two defined contribution retirement plans that cover its hourly and salaried employees in the United States. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Company’s policy and investment guidelines applicable to each plan. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA. The Company maintains one defined contribution plan for its employees in Canada. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.

On May 23, 2024, the Company's Board of Directors approved the termination of the frozen L.B. Foster Company Merged Retirement Plan (the “US DB Plan”) and the Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). At such time, the Company notified all plan participants of the Company's intentions to terminate and fully settle the obligations. During the year ended December 31, 2024, the Company completed the termination of the US DB Plan and recorded $1,722 of pension settlement costs. In January 2025, the Company entered into an insurance buy-in contract with a third party insurer which resulted in an exchange of plan assets of the UK DB Plan for an annuity that covers our future projected benefit obligations. The Company expects the buy out of the UK DB Plan and transfer of future benefit obligations of plan participants to be completed in early 2026. The Company does not expect to make any further contributions to the UK DB Plan.

United Kingdom Defined Benefit Plan
The Company’s UK DB Plan covers certain current employees, former employees, and retirees. The plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of a merged plan after January 2002. Benefits under the plan were based on years of service and eligible compensation during defined periods of service. The Company’s funding policy for the plan is to make minimum annual contributions required by applicable regulations. The UK DB Plan is fully funded as of December 31, 2025.

The funded status of the UK DB Plan as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Changes in benefit obligation:
Benefit obligation at beginning of year	$4,704	$5,011
Interest cost	253	215
Actuarial gain	(229)	(134)
Benefits paid	(493)	(322)
Foreign currency exchange rate changes	336	(66)
Benefit obligation at end of year	$4,571	$4,704
Change to plan assets:
Fair value of assets at beginning of year	$6,345	$6,399
Actual (loss) gain on plan assets	(1,181)	137
Employer contribution	—	214
Benefits paid	(493)	(322)
Foreign currency exchange rate changes	429	(83)
Fair value of assets at end of year	5,100	6,345
Funded status at end of year	$529	$1,641
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$529	$1,641
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss (gain)	$1,479	$(703)
Prior service cost	45	46
Total	$1,524	$(657)

Net periodic pension costs for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Components of net periodic benefit cost:
Interest cost	$253	$215
Expected return on plan assets	(344)	(380)
Amortization of prior service cost	25	24
Recognized net actuarial loss	43	33
Net periodic pension cost	$(23)	$(108)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2025	2024
Discount rate	5.4%	5.4%
Expected rate of return on plan assets	5.3%	5.3%

The plan assets by category for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Asset Category
Cash and cash equivalents	$529	$139
Buy-in contract	4,571	—
Bonds	—	6,206
Total	$5,100	$6,345

The Company determines the fair value of plan assets based on the price that would be received for an asset in the principal or most advantageous market in an orderly transaction between market participants. Fair value measurements reflect assumptions that market participants would use in pricing the assets, including assumptions about risk and the risks inherent in the valuation techniques and the inputs used. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions of what market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The classification of plan assets within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Cash equivalents: The Company uses quoted market prices to determine the fair value of these investments in interest-bearing cash accounts and they are classified as Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.

Bonds: The Company uses valuation techniques that incorporate observable inputs including yield curves, reported trades, and broker-quoted prices and are classified as Level 2 of the fair value hierarchy.

Buy-in contract: The Company values the buy-in contract on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value and as a result is classified as Level 3 in the fair value hierarchy.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2025	2024
United States	$2,947	$2,757
Canada	173	124
United Kingdom	1,286	1,165
	$4,406	$4,046

Note 16. Commitments and Contingent Liabilities

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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2024	$602
Additions to warranty liability	667
Warranty liability utilized	(617)
Balance as of December 31, 2025	$652

On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”), entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad Company (“UPRR”) to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska. Under the Settlement Agreement, the Company and CXT agreed to pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. The UPRR Settlement Agreement was fully paid in 2024.

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of December 31, 2025.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2025, no such disclosures were considered necessary.

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

As of December 31, 2025 and December 31, 2024, the Company maintained environmental reserves approximating $1,495 and $1,796, respectively. The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2024	$1,796
Additions to environmental obligations	—
Environmental reserve adjustment	(255)
Environmental obligations utilized	(46)
Balance as of December 31, 2025	$1,495

During the year ended December 31, 2025, the Company made an adjustment to reduce its environmental obligation by $255. This adjustment was recorded to reflect the Company's current expectations of probable environmental remediation costs based on remediation progress, prospective estimates of required activity, and historical analysis.

Note 17. Other (Income) Expense - Net
The following table summarizes the Company’s other (income) expense - net for the years ended December 31, 2025 and 2024:

	2025	2024
Pension termination costs (a)	$—	$1,722
Foreign currency losses (gains)	211	(154)
(Gain) loss on joint venture	(65)	14
Other income	(566)	(506)
Other (income) expense - net	$(420)	$1,076
a.During the fourth quarter of 2024, the Company terminated its US DB Plan generating pension settlement costs.
Note 18. Restructuring Costs
During the year ended December 31, 2025, the Company announced a restructuring program aligned with its strategy to reduce costs within the UK-based Technology Services and Solutions businesses within the Rail segment. The restructuring action has been completed as of December 31, 2025. The Company has incurred a total of $2,184 in restructuring and other costs associated with this program, which includes $695 in inventory write-offs, $95 in fixed asset write-offs, $524 in personnel expenses, $717 in lease termination costs, and $153 in other costs. Costs of $780 were recorded in “Cost of services sold”, $173 were recorded in “Cost of goods sold”, and $1,231 were recorded in “Selling and administrative expenses” within our Rail segment. The Company does not expect to incur additional material costs associated with this program.

During the year ended December 31, 2025, the Company announced the AMH Exit which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back businesses in the United Kingdom. The Company completed the remaining customer obligations in 2025. The Company incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $615 in inventory write-offs, $40 in fixed asset write-offs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company does not expect to incur additional material costs associated with this exit.

In August 2024, the Company announced an enterprise restructuring program aligned with its strategy to reduce costs and enable investment in its growth platforms. The restructuring action has been completed as of December 31, 2024. For the year ended

December 31, 2024, the Company incurred $1,456 of restructuring expense, related primarily to severance costs. Of the total restructuring costs, $245 was recorded in “Cost of goods sold” and $1,211 was recorded in “Selling and administrative expense.” By business segment, the Company incurred $1,134 of restructuring costs in Rail, $113 in Infrastructure, and $209 in Corporate. As of December 31, 2024, the Company's restructuring liability for this program was $687, all of which has been paid out as of December 31, 2025.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balance for all programs through December 31, 2025:

Restructuring Liability
Balance as of December 31, 2024	$687
Personnel, lease termination, and other exit costs	2,090
Cash paid	(1,931)
Balance as of December 31, 2025	$846

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.
Management's Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company

Opinion on Internal Control Over Financial Reporting

We have audited L.B. Foster Company and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L.B. Foster Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 5, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 5, 2026

ITEM 9B. OTHER INFORMATION
Trading Arrangements
None of the Company's directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
N/A
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Election of Directors.”

The information required by this Item regarding the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers” and is incorporated herein by reference.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included in the Proxy Statement under the caption “Section 16(a) Reporting Compliance,” if applicable.

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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation - 2025,” “Executive Compensation,” “Summary Compensation Table (2025, 2024, and 2023),” “Grants of Plan-Based Awards in 2025,” “Outstanding Equity Awards At 2025 Fiscal Year-End,” “2025 Options Exercises and Stock Vested,” “2025 Non-Qualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Under the Equity and Incentive Compensation Plan approved by shareholders on May 22, 2025, at each annual meeting of shareholders, where non-employee directors were elected or reelected, as part of their compensation, the non-employee members of the Board of Directors (the “Board”) have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement from the date of the grant. During 2025, pursuant to the Equity and Incentive Compensation Plan, the Company issued approximately 22,000 shares of the Company’s common stock for the annual non-employee director equity awards, which shares vest on the one-year anniversary of the date of grant. Commencing in 2020 and ending in December 2021, in addition to the annual restricted stock award, those non-employee directors serving on the Board Strategy Committee were awarded restricted shares on an annual basis subject to a one-year vesting requirement from the date of grant until that committee was disbanded in 2021. During 2025, two non-employee directors have elected to receive fully vested stock in lieu of cash compensation. Through December 31, 2025, there were approximately 355,000 and 22,000 fully vested shares issued under the Omnibus Plan and Equity and Incentive Compensation Plan, respectively, to all non-employee directors who were serving at the time of grant or on the date of vesting of the underlying award. In 2025, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors, as amended and restated, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. As of December 31, 2025, no deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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

Since 2017, the Company has withheld shares of restricted stock for satisfaction of tax withholding obligations. During 2025 and 2024, the Company withheld 79,721 and 59,577 shares, respectively, for this purpose. The values of the shares withheld were $2,108 and $1,429 in 2025 and 2024, respectively.

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

The following documents are filed as a part of this Report:

(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42), consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024.
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024.
Notes to Consolidated Financial Statements.

(a)(2).     Financial Statement Schedule
Schedules for the years ended December 31, 2025 and 2024:

II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.

(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.

L.B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments(1)	Balance at End of Year
Allowance for credit losses
For the year ended December 31,
2025	$1,127	$1,163	$(660)	$1,630
2024	$809	$700	$(382)	$1,127
(1) Notes and accounts receivable written off as uncollectible or allowance reversed.

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other adjustments(1)	Balance at End of Year
Valuation allowance for deferred tax assets
For the year ended December 31,
2025	$8,223	$4,328	$185	$12,736
2024	$40,125	$(31,937)	$35	$8,223
(1) Primarily consists of adjustments related to foreign currency translation.

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

10.4
Fifth Amended and Restated Credit Agreement dated June 27, 2025, between Registrant and PNC Bank, Bank of America, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, and Dollar Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 0-10436, filed by the Company on June 27, 2025).

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

10.9**
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

10.11**
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

10.23 **
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

10.29**
2023 Executive Annual Incentive Plan (October 24, 2023), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File no. 000-10436, filed on November 7, 2023.

10.30**
Cooperation Agreement, effective as of January 25, 2024, between L.B. Foster Company and certain Investors specified therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File no. 000-10436, filed on January 26, 2024.

10.31**
2024 Executive Annual Incentive Compensation Plan incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, File No. 000-10436, filed on March 7, 2025.

10.32**
Retirement Agreement and General Release, dated June 30, 2024, between L.B. Foster Company, a Pennsylvania corporation, and William F. Treacy, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2024, File no. 000-10436, filed on November 4, 2024.

10.33**
2022 Equity and Incentive Compensation Plan (As Amended and Restated May 23, 2024), incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File no. 333-279648, filed on May 23, 2024.

10.34**
2025 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed by the Company on May 22, 2025, File Number 333-287501).

10.35**
Form of 2025 Director Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 0-10436, filed on August 11, 2025.

10.36**
Form of 2025 Long Term Incentive Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 0-10436, filed on August 11, 2025.

10.37**
Form of 2025 Performance Share Unit Agreement, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 0-10436, filed on August 11, 2025.

*10.38**	Deferred Compensation Plan for Non-Employee Directors Under the 2025 Equity and Incentive Compensation Plan (effective December 1, 2025)
*10.39**	Retirement Agreement and General Release, dated December 31, 2025, between L.B. Foster Company, a Pennsylvania corporation, and Brian H. Kelly
*19.1	Insider Trading Policy of L.B. Foster Company
*21	List of Subsidiaries.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
*97	Amended and Restated Executive Recoupment Policy.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.
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

L.B. FOSTER COMPANY
(Registrant)

Date:	March 5, 2026	By:	/s/ John F. Kasel
(John F. Kasel,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Raymond T. Betler	Chairman of the Board and Director	March 5, 2026
(Raymond T. Betler)

By:	/s/ John F. Kasel	President, Chief Executive Officer,	March 5, 2026
	(John F. Kasel)	and Director

By:	/s/ John E. Kunz	Director	March 5, 2026
(John E. Kunz)

By:	/s/ David J. Meyer	Director	March 5, 2026
(David J. Meyer)

By:	/s/ Diane B. Owen	Director	March 5, 2026
(Diane B. Owen)

By:	/s/ Bruce E. Thompson	Director	March 5, 2026
(Bruce E. Thompson)

By:	/s/ William M. Thalman	Executive Vice President	March 5, 2026
	(William M. Thalman)	and Chief Financial Officer

By:	/s/ Sean M. Reilly	Corporate Controller	March 5, 2026
	(Sean M. Reilly)	and Principal Accounting Officer