Form 10-Q
period 2026-03-31
FOSTER L B CO
filed 2026-05-04
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2026
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

As of April 30, 2026, there were 10,458,680 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,991	$4,348
Accounts receivable - net (Note 5)	77,907	80,551
Contract assets - net (Note 3)	3,640	6,395
Inventories - net (Note 6)	68,479	60,219
Other current assets	8,192	5,358
Total current assets	162,209	156,871
Property, plant, and equipment - net	77,347	77,183
Operating lease right-of-use assets - net	27,181	28,309
Other assets:
Goodwill (Note 4)	32,733	33,062
Other intangibles - net (Note 4)	10,901	11,526
Deferred tax assets (Note 9)	20,497	20,355
Other assets	2,915	3,066
TOTAL ASSETS	$333,783	$330,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,092	$52,519
Deferred revenue (Note 3)	8,670	5,900
Accrued payroll and employee benefits	6,579	11,346
Current maturities of long-term debt (Note 7)	145	153
Other accrued liabilities	13,466	14,003
Total current liabilities	72,952	83,921
Long-term debt (Note 7)	59,539	42,603
Deferred tax liabilities (Note 9)	871	903
Long-term operating lease liabilities	23,258	24,266
Other long-term liabilities	2,669	2,681
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2026 and December 31, 2025, 11,115,779; shares outstanding at March 31, 2026 and December 31, 2025, 10,326,247 and 10,135,410, respectively	111	111
Paid-in capital	39,507	44,782
Retained earnings	176,624	175,124
Treasury stock - at cost, 789,532 and 980,369 common stock shares at March 31, 2026 and December 31, 2025, respectively	(20,541)	(23,852)
Accumulated other comprehensive loss	(22,081)	(20,889)
Total L.B. Foster Company stockholders’ equity	173,620	175,276
Noncontrolling interest	874	722
Total stockholders’ equity	174,494	175,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,783	$330,372
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Sales of goods	$105,188	$86,548
Sales of services	15,956	11,244
Total net sales	121,144	97,792
Cost of goods sold	80,933	66,938
Cost of services sold	14,515	10,703
Total cost of sales	95,448	77,641
Gross profit	25,696	20,151
Selling and administrative expenses	23,033	20,952
Amortization expense	618	1,122
Operating income (loss)	2,045	(1,923)
Interest expense - net	851	1,143
Other income - net	(217)	(318)
Income (loss) before income taxes	1,411	(2,748)
Income tax benefit	(81)	(631)
Net income (loss)	1,492	(2,117)
Net loss attributable to noncontrolling interest	(8)	(7)
Net income (loss) attributable to L.B. Foster Company	$1,500	$(2,110)

Per share data attributable to L.B. Foster shareholders:
Basic earnings (loss) per common share	$0.15	$(0.20)
Diluted earnings (loss) per common share	$0.14	$(0.20)

Basic weighted average shares outstanding	10,197	10,540
Diluted weighted average shares outstanding	10,584	10,540

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$1,492	$(2,117)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,037)	103
Unrealized gain (loss) on cash flow hedges, net of tax expense of $0	5	(266)
Total comprehensive income (loss)	460	(2,280)
Less comprehensive income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(8)	(7)
Foreign currency translation adjustment	160	116
Amounts attributable to noncontrolling interest	152	109
Comprehensive income (loss) attributable to L.B. Foster Company	$308	$(2,389)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,492	$(2,117)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	(174)	(766)
Depreciation	2,277	2,305
Amortization	618	1,122
Equity in income of nonconsolidated investments	—	(54)
Stock-based compensation	1,882	834
Change in operating assets and liabilities:
Accounts receivable	2,463	7,756
Contract assets	2,721	3,691
Inventories	(8,392)	(11,083)
Other current assets	(3,228)	(2,895)
Other noncurrent assets	1,544	(5,236)
Accounts payable	(8,152)	(12,649)
Deferred revenue	2,797	(129)
Accrued payroll and employee benefits	(4,747)	(10,129)
Other current liabilities	(454)	(2,613)
Other long-term liabilities	(1,085)	5,827
Net cash used in operating activities	(10,438)	(26,136)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property, plant, and equipment	(2,960)	(2,575)
Net cash used in investing activities	(2,960)	(2,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(97,658)	(71,314)
Proceeds from debt	114,603	106,205
Treasury stock acquisitions	(3,846)	(6,071)
Net cash provided by financing activities	13,099	28,820
Effect of exchange rate changes on cash and cash equivalents	(58)	49
Net (decrease) increase in cash and cash equivalents	(357)	158
Cash and cash equivalents at beginning of period	4,348	2,454
Cash and cash equivalents at end of period	$3,991	$2,612
Supplemental disclosure of cash flow information:
Interest paid	$822	$1,010
Income taxes paid	$192	$341
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2026
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2025	$111	$44,782	$175,124	$(23,852)	$(20,889)	$722	$175,998
Net income (loss)	—	—	1,500	—	—	(8)	1,492
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	(1,197)	160	(1,037)
Unrealized derivative gain on cash flow hedges	—	—	—	—	5	—	5
Issuance of 190,837 common shares, net of shares withheld for taxes	—	(7,157)	—	3,311	—	—	(3,846)
Stock-based compensation	—	1,882	—	—	—	—	1,882
Balance, March 31, 2026	$111	$39,507	$176,624	$(20,541)	$(22,081)	$874	$174,494

	Three Months Ended March 31, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$111	$43,550	$167,579	$(11,208)	$(21,716)	$698	$179,014
Net loss	—	—	(2,110)	—	—	(7)	(2,117)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	103	116	219
Unrealized derivative loss on cash flow hedges	—	—	—	—	(266)	—	(266)
Purchase of 168,911 common shares for treasury	—	—	—	(4,277)	—	—	(4,277)
Issuance of 95,952 common shares, net of shares withheld for taxes	—	(2,561)	—	749	—	—	(1,812)
Stock-based compensation	—	834	—	—	—	—	834
Balance, March 31, 2025	$111	$41,823	$165,469	$(14,736)	$(21,879)	$807	$171,595
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-12, Codification Improvements (“ASU 2025-12”), to clarify guidance, correct technical errors, remove outdated language and improve consistency across various topics in the Accounting Standards Codification. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to clarify the guidance in Topic 270 to improve consistency of interim financial reporting. ASU 2025-11 provides a list of required interim disclosures and established a disclosure principle requiring entities to disclose events since the end of the last annual report period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, insurance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, net and certain other items included in “Other income - net”, which are managed on a consolidated basis, are not allocated to the operating segments.

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended March 31,
	2026			2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$74,776	$46,368	$121,144	$54,015	$43,777	$97,792
Less:
Cost of sales	(58,634)	(36,814)	(95,448)	(41,986)	(35,655)	(77,641)
Selling and administrative employment costs	(7,567)	(5,843)	(13,410)	(7,399)	(5,564)	(12,963)
Purchased services (1)	(1,773)	(1,546)	(3,319)	(1,673)	(1,358)	(3,031)
General administrative costs (2)	(1,645)	(1,355)	(3,000)	(1,993)	(1,342)	(3,335)
Amortization expense	(337)	(281)	(618)	(820)	(302)	(1,122)
Segment operating income (loss)	$4,820	$529	$5,349	$144	$(444)	$(300)

Reconciliation of segment operating income
Total segment operating income (loss)			$5,349			$(300)
Interest expense - net			(851)			(1,143)
Other income - net			217			318
Public company costs			(1,105)			(1,125)
Corporate executive management costs			(790)			(220)
Corporate management stock-based compensation			(1,409)			(278)
Income (loss) before income taxes			$1,411			$(2,748)

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2)General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and any restructuring expenditures.

Reconciliations of reportable depreciation and amortization and expenditures for long-lived assets to the Company’s consolidated totals are as follows for the periods presented:

	Three Months Ended March 31,
	2026		2025
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$693	$274	$1,168	$427
Infrastructure Solutions	1,679	1,959	1,764	2,038
Reportable segments total	$2,372	$2,233	$2,932	$2,465
Corporate	523	727	495	110
Total	$2,895	$2,960	$3,427	$2,575

The following table summarizes the Company's total assets by reportable segment for the following periods:

	March 31, 2026	December 31, 2025
Rail, Technologies, and Services	$145,709	$155,552
Infrastructure Solutions	138,939	128,489
Reportable segments total	284,648	284,041
Corporate	49,135	46,331
Total	$333,783	$330,372

During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling (“AMH”) product line which was reported in the Technology Services and Solutions business unit within the Rail segment. AMH had net sales of $407 for the three months ended March 31, 2025. The Company completed the remaining customer obligations in 2025, and all exit costs were incurred in the second quarter of 2025.

During the fourth quarter of 2025, the Company announced a restructuring program aligned with its strategy to reduce costs within the UK-based Technology Services and Solutions businesses within the Rail segment. The restructuring action has been completed as of December 31, 2025. The Company does not expect to incur additional material expenses associated with this program.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balance for all programs through March 31, 2026:

Restructuring Liability
Balance as of December 31, 2025	$846
Cash paid	(270)
Balance as of March 31, 2026	$576

Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended March 31,
	2026	2025
Rail Products	$41,279	$29,319
Global Friction Management	21,707	15,563
Technology Services and Solutions	11,790	9,133
Rail, Technologies, and Services	74,776	54,015
Precast Concrete Products	33,045	28,204
Steel Products	13,323	15,573
Infrastructure Solutions	46,368	43,777
Total net sales	$121,144	$97,792

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

Net sales by the timing of the transfer of goods and services were as follows for the periods presented:

	Three Months Ended March 31, 2026
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$63,265	$31,212	$94,477
Over time	11,511	15,156	26,667
Total net sales	$74,776	$46,368	$121,144

	Three Months Ended March 31, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$44,925	$28,627	$73,552
Over time	9,090	15,150	24,240
Total net sales	$54,015	$43,777	$97,792

The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure and technology services and solutions projects within the Rail segment, precast concrete buildings within the Precast Concrete Products division in the Infrastructure segment, and long-term bridge projects within the Steel Products division in the Infrastructure segment. Revenue under these long-term agreements is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements.

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

Revenue” of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended March 31,		Percentage of Total Net Sales Three Months Ended March 31,
	2026	2025	2026	2025
Over time input method	$9,853	$7,742	8.1%	7.9%
Over time output method	16,814	16,498	13.9	16.9
Total over time sales	$26,667	$24,240	22.0%	24.8%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2025	$6,395
Revenue recognized but not yet billed	933
Transfers from contract asset balance to accounts receivable	(3,688)
Balance as of March 31, 2026	$3,640

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2025	$973
Revenue recognized from contract liabilities	(501)
Increase in billings in excess of cost, excluding revenue recognized	516
Balance as of March 31, 2026	$988

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

As of March 31, 2026, the Company had approximately $209,573 of remaining performance obligations, which is also referred to as backlog. Approximately 9.8% of the March 31, 2026 backlog was related to projects that are anticipated to extend beyond March 31, 2027.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2025	$21,386	$11,676	$33,062
Foreign currency translation impact	(329)	—	(329)
Balance as of March 31, 2026	$21,057	$11,676	$32,733

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which includes the impacts of current economic conditions, including but not limited to concerns related to inflation, tariffs, labor markets, supply chains, and changes in trade policy. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of March 31, 2026. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	March 31, 2026
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$319	$(207)	$112
Customer relationships	12	28,592	(22,481)	6,111
Trademarks and trade names	13	8,024	(5,931)	2,093
Technology	7	32,770	(30,312)	2,458
Favorable lease	6	327	(200)	127
		$70,032	$(59,131)	$10,901

	December 31, 2025
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$324	$(211)	$113
Customer relationships	12	28,771	(22,331)	6,440
Trademarks and trade names	13	8,055	(5,818)	2,237
Technology	7	32,819	(30,224)	2,595
Favorable lease	6	327	(186)	141
		$70,296	$(58,770)	$11,526

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are recorded net of recoveries of previous write-offs. During the three months ended March 31, 2026 and 2025, the Company recorded a net expense of $300 and $191, respectively. The changes in reserves for uncollectible accounts are net of recoveries of previous write-offs of $522 and $203 for the three months ended March 31, 2026 and 2025, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2025	$1,630
Current period provision	822
Write-off against allowance	(13)
Recoveries of previous write-offs	(522)
Balance as of March 31, 2026	$1,917

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	March 31, 2026	December 31, 2025
Finished goods	$37,430	$29,754
Work-in-process	7,653	4,947
Raw materials	23,396	25,518
Inventories - net	$68,479	$60,219
Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
Revolving credit facility	$59,149	$42,194
Finance leases and financing agreements	535	562
Total	59,684	42,756
Less current maturities	(145)	(153)
Long-term portion	$59,539	$42,603

On June 27, 2025, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and Wells Fargo Bank N.A. as Co-Syndication Agents, and Dollar Bank, Federal Savings Bank as a participant. The Credit Agreement, which expires on June 27, 2030, provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $150,000 with sublimits for (a) the issuance of letters of credit in dollars and in alternative currencies in an amount not to exceed the dollar equivalent of $30,000, and (b) borrowings of swing loans in dollars in an amount not to exceed $20,000; and with an incremental loan feature not to exceed $60,000.

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

As of March 31, 2026, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $832.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss) attributable to L.B. Foster Company	$1,500	$(2,110)
Denominator:
Weighted average shares outstanding	10,197	10,540
Denominator for basic earnings (loss) per common share	10,197	10,540
Effect of dilutive securities:
Stock compensation plans	387	—
Dilutive potential common shares	387	—
Denominator for diluted earnings (loss) per common share - adjusted weighted average shares outstanding	10,584	10,540
Basic earnings (loss) per common share	$0.15	$(0.20)
Diluted earnings (loss) per common share	$0.14	$(0.20)

Diluted earnings per share for the three months ended March 31, 2026 excluded 53 antidilutive shares.
Note 9. Income Taxes
For the three months ended March 31, 2026 and 2025, the Company recorded an income tax benefit of $81 and $631, respectively, on pre-tax income (loss) of $1,411 and ($2,748), respectively, for an effective income tax rate of (5.7%) and 23.0%, respectively. The Company's effective income tax rate for the three months ended March 31, 2026 differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax benefits related to share-based compensation, offset by the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $1,882 and $834 for the three months ended March 31, 2026 and 2025, respectively, related to restricted stock awards, restricted stock units, and performance-based stock and stock unit awards. As of March 31, 2026, unrecognized compensation expense for awards that the Company expects to vest approximated $7,140. The Company will recognize this unrecognized compensation expense over a weighted average 2.2 years through May 22, 2028.

On May 22, 2025, the shareholders approved the new 2025 Equity and Incentive Compensation Plan (the “Equity and Incentive Compensation Plan”). As of March 31, 2026, the Company had stock awards issued pursuant to the Equity and Incentive Compensation Plan and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). No stock options are outstanding under the Omnibus Plan or the Equity and Incentive Compensation Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the three months ended March 31, 2026 and 2025.

Non-Employee Director Restricted Stock Awards and Fully-Vested Stock
Since May 2018, non-employee directors have been awarded shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors, subject to a one-year vesting requirement. The Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan and, by amendment, under the Equity and Incentive Compensation Plan, permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board into deferred stock units. Non-Employee directors may also elect to receive quarterly cash compensation in the form of fully-vested stock. During 2026, one Board member has elected to receive fully-vested stock in lieu of cash compensation.

Restricted Stock, Restricted Stock Units, and Performance-Based Stock and Stock Units
Under the Equity and Incentive Compensation Plan and Omnibus Plan, the Company grants certain employees restricted stock, restricted stock units, and performance-based stock and stock units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance stock unit awards are offered annually under separate three-year long-term incentive programs, unless indicated otherwise by the underlying performance unit award agreement. Performance stock units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. For restricted stock units granted in 2026, participants who meet the definition of normal retirement, as defined in the 2026 Restricted Stock Unit Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, the awards continue to vest without the requirement of future service; for these awards, the Company recognizes compensation expense over the period from grant date through the date the employee becomes retirement eligible. During the three months ended March 31, 2026, the Company recognized $675 of stock-based compensation expense associated with the accelerated expense recognition for retirement-eligible employees.

The following table summarizes the restricted stock, restricted stock units, and performance-based stock and stock unit activity for the periods presented:

	Restricted Stock	Restricted Stock Units	Performance-Based Stock and Stock Units*	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	191,032	—	523,934	$16.56
Granted	—	56,127	78,245	31.13
Vested	(59,111)	—	(239,786)	12.76
Cancelled and forfeited	—	—	(86,833)	10.06
Outstanding as of March 31, 2026	131,921	56,127	275,560	$24.63

*Includes stock units for which the performance obligation has been met and are only subject to time vesting requirements prior to distribution.

Note 11. Retirement Plans
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

On May 23, 2024, the Company's Board of Directors approved the termination of the frozen Portec Rail Products (UK) Limited Pension Scheme (the “UK DB Plan”). At such time, the Company notified all plan participants of the Company's intentions to terminate and fully settle the obligations. In January 2025, the Company entered into an insurance buy-in contract with a third party insurer which resulted in an exchange of plan assets of the UK DB Plan for an annuity that covers our future projected benefit obligations. The Company expects the buy out of the plan and transfer of future benefit obligations of plan participants to be completed in 2026. The Company does not expect to make any further contributions to the UK DB Plan.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended March 31,
	2026	2025
United States	$746	$713
Canada	57	70
United Kingdom	274	271
	$1,077	$1,054

Note 12. Commitments and Contingent Liabilities
Product Liability Claims
The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual as a percentage of cost of sales. In addition, the product warranty accrual is adjusted periodically based on the identification or resolution of known individual product warranty claims.

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of March 31, 2026.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of March 31, 2026, no such disclosures were considered necessary.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion respectively, and the remedial work is expected to take as long as 13 years to complete. Other estimates indicate that these costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. On December 2, 2024, the Company and many other PRPs received a Special Notice Letter ("SNL") from the EPA regarding a formal initiation of negotiations for the investigation and cleanup of the Portland Harbor Superfund Site and requesting a "good faith offer" from certain PRPs as to remediation and reimbursement of costs within 120 days, which, if accepted, would lead to a formal Consent Decree which may not be entered under the EPA's proposed schedule until fall of 2026 or by March 2027. The deadline for a response was extended to May 30, 2025, and the Company responded, along with other similarly-situated parties, in a timely manner. The Company cannot predict the ultimate impact of these proceedings and the SNLs because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect. As of March 31, 2026 and December 31, 2025, the Company maintained environmental reserves approximating $1,495 for all of its environmental liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, valuations and impairments, and plans regarding our financial position, liquidity, capital resources, results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: adverse economic conditions in the markets we serve, including recession, the volatility in the prices for oil and gas, tariffs, duties or trade wars, inflation, rising labor costs, project delays, and budget shortfalls, or otherwise; the disruption of government funding programs as a result of potential periodic government shutdowns; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes, or uncertainties relating to the imposition and enforcement of tariffs; our ability to timely effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, and to realize anticipated synergies and benefits; costs of and impacts associated with shareholder activism; the timeliness, cost, and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; emerging technologies, including those related to or arising from artificial intelligence, and resultant risks to our business and operations; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, either with respect to our systems or those of third parties on whom we rely, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; any change in policy or other change due to the results of the UK’s parliamentary elections and the U.S. presidential and congressional elections that could affect UK or US business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of, freezing of, or delay in state or federal funding for infrastructure projects; an increase in manufacturing or material costs, including volatility in steel prices, oil prices, and wage inflation; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
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
Product Line Exit
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line which was reported in the Steel Products business unit within the Infrastructure segment. For the three months ended March 31, 2025, the product line had net sales of $501 and the Company completed all customer obligations as of December 31, 2025.

During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling (“AMH”) product line which was reported in the Technology Services and Solutions business unit within the Rail segment. AMH had net sales of $407 for the three months ended March 31, 2025. The Company completed the remaining customer obligations in 2025 all exit costs were incurred in the second quarter of 2025.
Results of Operations
First Quarter 2026 Compared to First Quarter 2025

	Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
Net sales	$121,144	$97,792	$23,352
Gross profit	25,696	20,151	5,545
Gross profit margin	21.2%	20.6%	60 bps
Expenses:
Selling and administrative expenses	$23,033	$20,952	$2,081
Selling and administrative expenses as a percent of sales	19.0%	21.4%	(240) bps
Amortization expense	$618	$1,122	$(504)
Operating income (loss)	$2,045	$(1,923)	$3,968
Operating income (loss) margin	1.7%	(2.0)%	370 bps
Interest expense - net	$851	$1,143	$(292)
Other income - net	(217)	(318)	101
Income (loss) before income taxes	$1,411	$(2,748)	$4,159
Income tax benefit	(81)	(631)	550
Net income (loss)	$1,492	$(2,117)	$3,609
Net loss attributable to noncontrolling interest	(8)	(7)	(1)
Net income (loss) attributable to L.B. Foster Company	$1,500	$(2,110)	$3,610
Diluted earnings (loss) per common share	$0.14	$(0.20)	$0.34

Results Summary
Net sales for the three months ended March 31, 2026 increased $23,352, or 23.9%, over the prior year quarter. The increase was driven by Rail sales growth of $20,761, or 38.4%, with Infrastructure sales also improving $2,591, or 5.9%.

Gross profit for the three months ended March 31, 2026 increased $5,545, or 27.5%, over the prior year quarter driven primarily by higher volumes in Rail which improved $4,113 and improved volumes, business mix, and manufacturing execution in Infrastructure which contributed $1,432. Gross profit margins improved 60 basis points to 21.2%.

Selling and administrative expenses for the three months ended March 31, 2026 increased $2,081, or 9.9%, over the prior year quarter, primarily attributable to higher personnel costs driven by merit, incentive costs, and a $675 accelerated stock expense due to retirement-eligible participants. Selling and administrative expenses as a percentage of net sales decreased by 240 bps to 19.0%.

Amortization expense for the three months ended March 31, 2026 decreased $504, or 44.9%, from the prior year quarter due to acquired intangible assets becoming fully amortized.

Net interest expense for the three months ended March 31, 2026 decreased $292 from the prior year quarter. The Company's outstanding debt balance was $59,684 as of March 31, 2026, compared to $82,498 as of March 31, 2025.

The Company’s effective income tax rate for the three months ended March 31, 2026 was (5.7)%, compared to 23.0% in the prior year quarter. The Company's effective income tax rate for the three months ended March 31, 2026 differed from the statutory rate of 21% primarily due to the impact of excess tax benefits related to share-based compensation, offset by the impact of pre-tax losses in the United Kingdom for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the three months ended March 31, 2026 was $1,500, or $0.14 per diluted share, compared to net loss in the prior year quarter of $2,110, or $0.20 per diluted share. The increase is due to improved gross profit partially offset by higher selling and administrative expenses.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended March 31,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$74,776	$54,015	$20,761		38.4%
Gross profit	$16,142	$12,029	$4,113		34.2
Gross profit margin	21.6%	22.3%	(70)	bps	(3.1)
Segment operating income	$4,820	$144	$4,676		**
Segment operating income margin	6.4%	0.3%	610	bps	**
**Results of this calculation are not meaningful for presentation purposes.

Rail net sales for the three months ended March 31, 2026 increased $20,761, or 38.4%, over the prior year quarter. Rail Products net sales increased $11,960, or 40.8%, reflecting the recovery in the Rail Distribution business following softer demand in early 2025. Global Friction Management sales increased $6,144, or 39.5%, driven by strong demand in domestic markets. Technology Services and Solutions (“TS&S”) sales increased $2,657, or 29.1%, driven by short term project work in the UK.

Rail gross profit for the three months ended March 31, 2026 increased $4,113, or 34.2%, over the prior year quarter due to improved sales volumes, while gross profit margins declined 70 basis points to 21.6 % due to unfavorable business mix.

Rail operating income for the three months ended March 31, 2026 increased $4,676 over the prior year quarter due primarily to improved gross profit and lower amortization expense.

For the three months ended March 31, 2026, Rail had new orders, net of $80,629, a decrease of $2,623 from the prior year quarter primarily attributable to a 18.6% decline in Global Friction Management associated with order timing. Rail Products and TS&S modestly improved 0.9% and 2.3% over the prior year quarter, respectively. Backlog as of March 31, 2026, was $102,126, a $10,402, or 11.3%, increase over the prior year quarter as a result of a large, multi-year order received in our UK business.

Infrastructure Solutions

	Three Months Ended March 31,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$46,368	$43,777	$2,591		5.9%
Gross profit	$9,554	$8,122	$1,432		17.6
Gross profit margin	20.6%	18.6%	200	bps	10.8
Segment operating income (loss)	$529	$(444)	$973		(219.1)
Segment operating income (loss) margin	1.1%	(1.0)%	210	bps	210.0

Infrastructure net sales for the three months ended March 31, 2026, increased $2,591 or 5.9%, over the prior year quarter driven primarily by growth of $4,841, or 17.2%, in Precast Concrete Products (“Precast”). The increase was partially offset by a decline in Steel Products sales of $2,250, or 14.4%.

Infrastructure gross profit for the three months ended March 31, 2026 increased $1,432, or 17.6%, over the prior year quarter. Precast gross profit increased $1,991 due to the higher sales volume, coupled with improved business mix and manufacturing execution which was partially offset by lower volumes in Steel Products resulting in a $559 decrease in gross profit. Gross profit margins improved 200 basis points to 20.6% driven by improved mix and manufacturing execution in Precast.

Infrastructure operating income for the three months ended March 31, 2026 increased $973, or 219.1%, over the prior year quarter due to improved gross profit offset in part by an increase in selling, general and administrative expenses.

For the three months ended March 31, 2026, Infrastructure had new orders, net of $61,457, a decrease of $4,355, from the prior year quarter. Steel Products new orders, net decreased by 26.7% due to strong prior year order activity in the Protective Coatings businesses. This decrease was partially offset by Precast which improved 5.5%. Backlog as of March 31, 2026, was $107,447, a decrease of $38,044, or 26.1%, from the prior year quarter attributable to a 2025 order cancellation in Steel Products which resulted in a 57.5% decline, coupled with a decline of 8.5% in Precast.

Corporate

	Three Months Ended March 31,		Change	Percent Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Public company costs	$1,105	$1,125	$(20)	(1.8)%
Corporate executive management costs	790	220	570	**
Corporate management stock-based compensation	1,409	278	1,131	**
Unallocated corporate expense - net	$3,304	$1,623	$1,681	103.6%
**Results of this calculation are not meaningful for presentation purposes.

Unallocated corporate expense - net for the three months ended March 31, 2026 was $3,304 compared to $1,623 for the three months ended March 31, 2025. Corporate management stock-based compensation expense increased $1,131 due primarily to accelerated stock expense due to retirement-eligible participants. Corporate executive management costs increased $570 due to higher professional fees.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility. The revolving credit facility provides for a total commitment of up to $150,000, of which $90,019 was available for borrowing as of March 31, 2026, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $59,684 and $42,756 as of March 31, 2026 and December 31, 2025, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of March 31, 2026:

	March 31, 2026
Cash and cash equivalents		$3,991
Credit agreement:
Total availability under the credit agreement	150,000
Outstanding borrowings on revolving credit facility and letters of credit	(59,981)
Net availability under the revolving credit facility		90,019
Total available funding capacity		$94,010

As of March 31, 2026, we were in compliance with all covenants of the Credit Agreement and have $94,010 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its business mix, commercial terms, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of March 31, 2026, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(10,438)	$(26,136)
Net cash used in investing activities	(2,960)	(2,575)
Net cash provided by financing activities	13,099	28,820
Effect of exchange rate changes on cash and cash equivalents	(58)	49
Net (decrease) increase in cash and cash equivalents	$(357)	$158

Cash Flow from Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $10,438, compared to net cash used in operating activities of $26,136 during the prior year period. For the three months ended March 31, 2026, net income and adjustments to reconcile net income from operating activities provided $6,095, compared to $1,324 in the prior year period. Working capital and other assets and liabilities were a use of $16,533 in the current period, compared to a use of $27,460 in the prior year period. The increase in operating cash flow for the three months ended March 31, 2026 compared to the prior year period was largely driven by lower working capital needs and improved profitability. Changes in payment timing can impact accounts receivable in any given quarter due to the seasonality of our businesses.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2026 and 2025 were $2,960 and $2,575, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives.

Cash Flow from Financing Activities
During the three months ended March 31, 2026 the Company had an increase in outstanding debt of $16,945 compared to a $34,891 increase during the three months ended March 31, 2025. The decrease in borrowings from the prior year quarter was by driven lower working capital needs and a reduction in treasury stock repurchases. During the three months ended March 31, 2026, the Company repurchased $3,846 of its stock to satisfy employee tax withholding obligations related to the issuance of equity-based compensation awards.

The Board of Directors previously authorized the repurchase of up to $15,000 of the Company's common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. On March 3, 2025, the Company's Board of Directors approved a new authorization to repurchase up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. The Company did not repurchase any shares during the three months ended March 31, 2026 under this program. From February 2023 through March 31, 2026, the Company repurchased a total of 1,016,899 shares of its stock for $23,554 under both programs.

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

Financial Condition
As of March 31, 2026, the Company had $3,991 in cash and cash equivalents and $90,019 of availability under its revolving credit facility, subject to covenant restrictions. As of March 31, 2026, approximately $3,621 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, repurchase of shares, acquisitions, and service indebtedness. The Company views its short and long-term liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity.

On June 27, 2025, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and Wells Fargo Bank N.A. as Co-Syndication Agents, and Dollar Bank, Federal Savings Bank as a participant. The Credit Agreement, which expires on June 27, 2030, provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $150,000 with sublimits for (a) the issuance of letters of credit in dollars and in alternative currencies in an amount not to exceed the dollar equivalent of $30,000, and (b) borrowings of swing loans in dollars in an amount not to exceed $20,000; and with an incremental loan feature not to exceed $60,000. For a discussion of the terms and availability of the credit facilities, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
The Condensed Consolidated Financial Statements have been prepared in conformity with US GAAP. The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. As a result, actual results could differ from these estimates. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates as described in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026.

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

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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

The Company’s purchases of equity securities for the three months ended March 31, 2026 were as follows:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	—	$—	—	$28,687
February 1, 2026 - February 28, 2026	—	—	—	28,687
March 1, 2026 - March 31, 2026	123,918	31.04	—	28,687
Total	123,918	$31.04	—	$28,687
(a) During the current period, 123,918 shares were withheld by the Company to pay taxes upon vesting of stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*10.1	Form of 2026 Restricted Stock Unit Agreement**

*10.2	Form of 2026 Performance Share Unit Program**

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract, or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	May 4, 2026	By: /s/ William M. Thalman
William M. Thalman
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)