Form 10-Q
period 2026-06-30
FOSTER L B CO
filed 2026-08-10
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2026
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

As of August 3, 2026, there were 10,519,763 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,783	$4,348
Accounts receivable - net (Note 5)	76,579	80,551
Contract assets - net (Note 3)	3,776	6,395
Inventories - net (Note 6)	69,627	60,219
Other current assets	8,225	5,358
Total current assets	163,990	156,871
Property, plant, and equipment - net	79,031	77,183
Operating lease right-of-use assets - net	26,148	28,309
Other assets:
Goodwill (Note 4)	32,738	33,062
Other intangibles - net (Note 4)	10,282	11,526
Deferred tax assets (Note 9)	18,796	20,355
Other assets	3,170	3,066
TOTAL ASSETS	$334,155	$330,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,647	$52,519
Deferred revenue (Note 3)	9,033	5,900
Accrued payroll and employee benefits	10,184	11,346
Current maturities of long-term debt (Note 7)	139	153
Other accrued liabilities	12,888	14,003
Total current liabilities	81,891	83,921
Long-term debt (Note 7)	47,854	42,603
Deferred tax liabilities (Note 9)	897	903
Long-term operating lease liabilities	22,329	24,266
Other long-term liabilities	2,274	2,681
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2026 and December 31, 2025, 11,115,779; shares outstanding at June 30, 2026 and December 31, 2025, 10,376,305 and 10,135,410, respectively	111	111
Paid-in capital	39,222	44,782
Retained earnings	179,736	175,124
Treasury stock - at cost, 739,474 and 980,369 common stock shares at June 30, 2026 and December 31, 2025, respectively	(19,292)	(23,852)
Accumulated other comprehensive loss	(21,753)	(20,889)
Total L.B. Foster Company stockholders’ equity	178,024	175,276
Noncontrolling interest	886	722
Total stockholders’ equity	178,910	175,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,155	$330,372
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Sales of goods	$117,139	$129,071	$222,327	$215,619
Sales of services	21,411	14,487	37,367	25,731
Total net sales	138,550	143,558	259,694	241,350
Cost of goods sold	90,690	98,619	171,623	165,557
Cost of services sold	16,986	14,039	31,501	24,742
Total cost of sales	107,676	112,658	203,124	190,299
Gross profit	30,874	30,900	56,570	51,051
Selling and administrative expenses	24,105	22,382	47,138	43,334
Amortization expense	618	840	1,236	1,962
Operating income	6,151	7,678	8,196	5,755
Interest expense - net	891	1,490	1,742	2,633
Other income - net	(191)	(95)	(408)	(413)
Income before income taxes	5,451	6,283	6,862	3,535
Income tax expense	2,336	3,444	2,255	2,813
Net income	3,115	2,839	4,607	722
Net income (loss) attributable to noncontrolling interest	3	(46)	(5)	(53)
Net income attributable to L.B. Foster Company	$3,112	$2,885	$4,612	$775

Per share data attributable to L.B. Foster shareholders:
Basic earnings per common share	$0.30	$0.28	$0.45	$0.07
Diluted earnings per common share	$0.29	$0.27	$0.44	$0.07

Basic weighted average shares outstanding	10,343	10,439	10,271	10,489
Diluted weighted average shares outstanding	10,608	10,853	10,597	10,945

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$3,115	$2,839	$4,607	$722
Other comprehensive income, net of tax:
Foreign currency translation adjustment	359	1,823	(677)	2,042
Unrealized loss on cash flow hedges, net of tax expense of $0	(22)	(41)	(18)	(307)
Total comprehensive income	3,452	4,621	3,912	2,457
Less comprehensive income attributable to noncontrolling interest:
Net gain (loss) attributable to noncontrolling interest	3	(46)	(5)	(53)
Foreign currency translation adjustment	9	38	169	154
Amounts attributable to noncontrolling interest	12	(8)	164	101
Comprehensive income attributable to L.B. Foster Company	$3,440	$4,629	$3,748	$2,356

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,607	$722
Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes	1,553	2,585
Depreciation	4,411	4,572
Amortization	1,236	1,962
Inventory and fixed asset exit costs (Note 2)	1,059	655
Equity in income of nonconsolidated investments	—	(54)
Stock-based compensation	3,263	2,111
Change in operating assets and liabilities:
Accounts receivable	3,746	(5,489)
Contract assets	2,580	4,750
Inventories	(10,590)	(4,892)
Other current assets	(3,281)	(2,549)
Other noncurrent assets	2,272	(4,581)
Accounts payable	(2,467)	(9,981)
Deferred revenue	3,167	(1,410)
Accrued payroll and employee benefits	(1,123)	(7,733)
Other current liabilities	(1,021)	(1,081)
Other long-term liabilities	(1,990)	4,679
Net cash provided by (used in) operating activities	7,422	(15,734)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	—	49
Capital expenditures on property, plant, and equipment	(6,521)	(5,248)
Net cash used in investing activities	(6,521)	(5,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(173,127)	(129,272)
Proceeds from debt	178,398	161,612
Debt issuance costs	—	(706)
Treasury stock acquisitions	(4,263)	(8,384)
Deferred payment for Skratch acquisition	(403)	(782)
Net cash provided by financing activities	605	22,468
Effect of exchange rate changes on cash and cash equivalents	(71)	197
Net increase in cash and cash equivalents	1,435	1,732
Cash and cash equivalents at beginning of period	4,348	2,454
Cash and cash equivalents at end of period	$5,783	$4,186
Supplemental disclosure of cash flow information:
Interest paid	$1,654	$2,417
Income taxes paid	$1,236	$828
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2026
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2026	$111	$39,507	$176,624	$(20,541)	$(22,081)	$874	$174,494
Net income	—	—	3,112	—	—	3	3,115
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	350	9	359
Unrealized derivative loss on cash flow hedges	—	—	—	—	(22)	—	(22)
Issuance of 50,058 common shares, net of shares withheld for taxes	—	(1,666)	—	1,249	—	—	(417)
Stock-based compensation	—	1,381	—	—	—	—	1,381
Balance, June 30, 2026	$111	$39,222	$179,736	$(19,292)	$(21,753)	$886	$178,910

	Three Months Ended June 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2025	$111	$41,823	$165,469	$(14,736)	$(21,879)	$807	$171,595
Net income (loss)	—	—	2,885	—	—	(46)	2,839
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,785	38	1,823
Unrealized derivative loss on cash flow hedges	—	—	—	—	(41)	—	(41)
Purchase of 108,020 common shares for treasury	—	—	—	(2,162)	—	—	(2,162)
Issuance of 32,931 common shares, net of shares withheld for taxes	—	(775)	—	685	—	—	(90)
Stock-based compensation	—	1,277	—	—	—	—	1,277
Balance, June 30, 2025	$111	$42,325	$168,354	$(16,213)	$(20,135)	$799	$175,241
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2026
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2025	$111	$44,782	$175,124	$(23,852)	$(20,889)	$722	$175,998
Net income (loss)	—	—	4,612	—	—	(5)	4,607
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(846)	169	(677)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(18)	—	(18)
Issuance of 240,895 common shares, net of shares withheld for taxes	—	(8,823)	—	4,560	—	—	(4,263)
Stock-based compensation	—	3,263	—	—	—	—	3,263
Balance, June 30, 2026	$111	$39,222	$179,736	$(19,292)	$(21,753)	$886	$178,910

	Six Months Ended June 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$111	$43,550	$167,579	$(11,208)	$(21,716)	$698	$179,014
Net income (loss)	—	—	775	—	—	(53)	722
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,888	154	2,042
Unrealized derivative loss on cash flow hedges	—	—	—	—	(307)	—	(307)
Purchase of 276,931 common shares for treasury	—	—	—	(6,439)	—	—	(6,439)
Issuance of 128,883 common shares, net of shares withheld for taxes	—	(3,336)	—	1,434	—	—	(1,902)
Stock-based compensation	—	2,111	—	—	—	—	2,111
Balance, June 30, 2025	$111	$42,325	$168,354	$(16,213)	$(20,135)	$799	$175,241
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended June 30,
	2026			2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$72,012	$66,538	$138,550	$75,973	$67,585	$143,558
Less:
Cost of sales	(57,201)	(50,475)	(107,676)	(60,841)	(51,817)	(112,658)
Selling and administrative employment costs	(7,963)	(6,496)	(14,459)	(7,237)	(5,902)	(13,139)
Purchased services (1)	(1,729)	(1,622)	(3,351)	(1,660)	(1,273)	(2,933)
General administrative costs (2)	(1,795)	(1,091)	(2,886)	(1,949)	(1,526)	(3,475)
Amortization expense	(335)	(283)	(618)	(539)	(301)	(840)
Segment operating income	$2,989	$6,571	$9,560	$3,747	$6,766	$10,513

Reconciliation of segment operating income
Total segment operating income			$9,560			$10,513
Interest expense - net			(891)			(1,490)
Other income - net			191			95
Public company costs			(774)			(1,346)
Corporate executive management costs			(1,437)			(728)
Corporate management stock-based compensation			(906)			(761)
Strategic initiatives costs			(292)			—
Income before income taxes			$5,451			$6,283

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2)General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and any restructuring expenditures.

	Six Months Ended June 30,
	2026			2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$146,788	$112,906	$259,694	$129,988	$111,362	$241,350
Less:
Cost of sales	(115,835)	(87,289)	(203,124)	(102,827)	(87,472)	(190,299)
Selling and administrative employment costs	(15,530)	(12,339)	(27,869)	(14,636)	(11,466)	(26,102)
Purchased services (1)	(3,502)	(3,168)	(6,670)	(3,333)	(2,631)	(5,964)
General administrative costs (2)	(3,440)	(2,446)	(5,886)	(3,942)	(2,868)	(6,810)
Amortization expense	(672)	(564)	(1,236)	(1,359)	(603)	(1,962)
Segment operating income	$7,809	$7,100	$14,909	$3,891	$6,322	$10,213

Reconciliation of segment operating income
Total segment operating income			$14,909			$10,213
Interest expense - net			(1,742)			(2,633)
Other income - net			408			413
Public company costs			(1,879)			(2,471)
Corporate executive management costs			(2,227)			(948)
Corporate management stock-based compensation			(2,315)			(1,039)
Strategic initiatives costs			(292)			—
Income before income taxes			$6,862			$3,535

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and any restructuring expenditures.

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. for $7,402, which was inclusive of deferred payments withheld by the Company of $1,228, to be paid over five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. During the second quarters of 2026 and 2025, the Company made deferred acquisition payments of $403 and $782, respectively.

Restructuring charges included in segment results are discussed further in Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Reconciliations of reportable depreciation and amortization and expenditures for long-lived assets to the Company’s consolidated totals are as follows for the periods presented:

	Three Months Ended June 30,
	2026		2025
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$677	$412	$913	$628
Infrastructure Solutions	1,718	2,577	1,679	1,457
Reportable segments total	$2,395	$2,989	$2,592	$2,085
Corporate	357	572	515	588
Total	$2,752	$3,561	$3,107	$2,673

	Six Months Ended June 30,
	2026		2025
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$1,370	$686	$2,081	$1,055
Infrastructure Solutions	3,397	4,536	3,443	3,495
Reportable segments total	$4,767	$5,222	$5,524	$4,550
Corporate	880	1,299	1,010	698
Total	$5,647	$6,521	$6,534	$5,248

The following table summarizes the Company's total assets by reportable segment for the following periods:

	June 30, 2026	December 31, 2025
Rail, Technologies, and Services	$145,631	$155,552
Infrastructure Solutions	139,784	128,489
Reportable segments total	285,415	284,041
Corporate	48,740	46,331
Total	$334,155	$330,372

Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rail Products	$34,569	$47,570	$75,848	$76,889
Global Friction Management	24,134	20,431	45,841	35,994
Technology Services and Solutions	13,309	7,972	25,099	17,105
Rail, Technologies, and Services	72,012	75,973	146,788	129,988
Precast Concrete Products	47,123	46,174	80,168	74,378
Steel Products	19,415	21,411	32,738	36,984
Infrastructure Solutions	66,538	67,585	112,906	111,362
Total net sales	$138,550	$143,558	$259,694	$241,350

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

Net sales by the timing of the transfer of goods and services were as follows for the periods presented:

	Three Months Ended June 30, 2026
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$57,994	$40,843	$98,837
Over time	14,018	25,695	39,713
Total net sales	$72,012	$66,538	$138,550

	Three Months Ended June 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$66,173	$41,185	$107,358
Over time	9,800	26,400	36,200
Total net sales	$75,973	$67,585	$143,558

	Six Months Ended June 30, 2026
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$121,259	$72,055	$193,314
Over time	25,529	40,851	66,380
Total net sales	$146,788	$112,906	$259,694

	Six Months Ended June 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$111,098	$69,812	$180,910
Over time	18,890	41,550	60,440
Total net sales	$129,988	$111,362	$241,350

The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure and technology services and solutions projects within the Rail segment, precast concrete buildings within the Precast Concrete Products division in the Infrastructure segment, and long-term bridge projects within the Steel Products division in the Infrastructure segment. Revenue under these long-term agreements is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. The use of an input or output measure to recognize revenue is determined based on what is most appropriate given the nature of the work performed and terms of the associated agreement.

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims and awards. Contract estimates may include additional revenue for submitted contract modifications, including at times unapproved change orders, if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As a result of management's reviews of contract-related estimates, the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. There were no such changes in actual or expected values during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were $1,647. The Company’s estimates related to these long-term agreements are further described in “Note 3. Revenue” of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended June 30,		Percentage of Total Net Sales Three Months Ended June 30,
	2026	2025	2026	2025
Over time input method	$11,320	$6,884	8.2%	4.8%
Over time output method	28,393	29,316	20.5	20.4
Total over time sales	$39,713	$36,200	28.7%	25.2%

	Six Months Ended June 30,		Percentage of Total Net Sales Six Months Ended June 30,
	2026	2025	2026	2025
Over time input method	$21,173	$14,627	8.2%	6.1%
Over time output method	45,207	45,813	17.4	19.0
Total over time sales	$66,380	$60,440	25.6%	25.1%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2025	$6,395
Revenue recognized but not yet billed	1,754
Transfers from contract asset balance to accounts receivable	(4,373)
Balance as of June 30, 2026	$3,776

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2025	$973
Revenue recognized from contract liabilities	(687)
Increase in billings in excess of cost, excluding revenue recognized	1,443
Balance as of June 30, 2026	$1,729

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

As of June 30, 2026, the Company had approximately $246,113 of remaining performance obligations, which is also referred to as backlog. Approximately 5.8% of the June 30, 2026 backlog was related to projects that are anticipated to extend beyond June 30, 2027.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2025	$21,386	$11,676	$33,062
Foreign currency translation impact	(324)	—	(324)
Balance as of June 30, 2026	$21,062	$11,676	$32,738

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which includes the impacts of current economic conditions, including but not limited to concerns related to inflation, tariffs, labor markets, supply chains, and changes in trade policy. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of June 30, 2026. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	June 30, 2026
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$313	$(203)	$110
Customer relationships	12	28,598	(22,817)	5,781
Trademarks and trade names	13	8,025	(6,069)	1,956
Technology	7	32,770	(30,449)	2,321
Favorable lease	6	327	(213)	114
		$70,033	$(59,751)	$10,282

	December 31, 2025
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$324	$(211)	$113
Customer relationships	12	28,771	(22,331)	6,440
Trademarks and trade names	13	8,055	(5,818)	2,237
Technology	7	32,819	(30,224)	2,595
Favorable lease	6	327	(186)	141
		$70,296	$(58,770)	$11,526

Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are recorded net of recoveries of previous write-offs. During the three months ended June 30, 2026 and 2025, the Company recorded a net expense of $168 and $327, respectively, and a net expense of $468 and $518 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2025	$1,630
Current period provision	1,017
Write-off against allowance	(13)
Recoveries of previous write-offs	(549)
Balance as of June 30, 2026	$2,085

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	June 30, 2026	December 31, 2025
Finished goods	$35,810	$29,754
Work-in-process	7,779	4,947
Raw materials	26,038	25,518
Inventories - net	$69,627	$60,219

Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Revolving credit facility	$47,478	$42,194
Finance leases and financing agreements	515	562
Total	47,993	42,756
Less current maturities	(139)	(153)
Long-term portion	$47,854	$42,603

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

As of June 30, 2026, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $827.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$3,112	$2,885	$4,612	$775
Denominator:
Weighted average shares outstanding	10,343	10,439	10,271	10,489
Denominator for basic earnings per common share	10,343	10,439	10,271	10,489
Effect of dilutive securities:
Stock compensation plans	265	414	326	456
Dilutive potential common shares	265	414	326	456
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,608	10,853	10,597	10,945
Basic earnings per common share	$0.30	$0.28	$0.45	$0.07
Diluted earnings per common share	$0.29	$0.27	$0.44	$0.07

Diluted earnings per share for the three and six months ended June 30, 2026 excluded 3 and 28 antidilutive shares, respectively.
Note 9. Income Taxes
For the three months ended June 30, 2026 and 2025, the Company recorded an income tax expense of $2,336 and $3,444, respectively, on pre-tax income of $5,451 and $6,283, respectively, for an effective income tax rate of 42.9% and 54.8%, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded an income tax expense of $2,255 and $2,813, respectively, on pre-tax income of $6,862 and $3,535, respectively, for an effective income tax rate of 32.9% and 79.6%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax benefits related to share-based compensation, offset by the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $1,381 and $1,277 for the three months ended June 30, 2026 and 2025, respectively, and $3,263 and $2,111 for the six months ended June 30, 2026 and 2025, respectively, related to restricted stock awards, restricted stock units, and performance-based stock and stock unit awards. As of June 30, 2026, unrecognized compensation expense for awards that the Company expects to vest approximated $6,847. The Company will recognize this unrecognized compensation expense over a weighted average 1.9 years through May 22, 2028.

On May 22, 2025, the shareholders approved the new 2025 Equity and Incentive Compensation Plan (the “Equity and Incentive Compensation Plan”). As of June 30, 2026, the Company had stock awards issued pursuant to the Equity and Incentive Compensation Plan and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). No stock options are outstanding under the Omnibus Plan or the Equity and Incentive Compensation Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the three and six months ended June 30, 2026 and 2025.

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

Restricted Stock, Restricted Stock Units, and Performance-Based Stock and Stock Units
Under the Equity and Incentive Compensation Plan and Omnibus Plan, the Company grants certain employees restricted stock, restricted stock units, and performance-based stock and stock units. The forfeitable restricted stock awards and restricted stock units granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award and restricted stock unit agreement. Performance stock unit awards are offered annually under separate three-year long-term incentive programs, unless indicated otherwise by the underlying performance unit award agreement. Performance stock units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. For restricted stock units granted in 2026, participants who meet the definition of normal retirement, as defined in the 2026 Restricted Stock Unit Agreement filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the awards continue to vest without the requirement of future service; for these awards, the Company recognizes compensation expense over the period from grant date through the date the employee becomes retirement eligible. During the six months ended June 30, 2026, the Company recognized $497 of stock-based compensation expense associated with the accelerated expense recognition for retirement-eligible employees.

The following table summarizes the restricted stock, restricted stock units, and performance-based stock and stock unit activity for the periods presented:

	Restricted Stock	Restricted Stock Units	Performance-Based Stock and Stock Units*	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	191,032	—	523,934	$16.56
Granted	11,815	59,920	83,933	32.28
Vested	(119,992)	—	(239,786)	13.76
Cancelled and forfeited	—	—	(86,833)	10.06
Outstanding as of June 30, 2026	82,855	59,920	281,248	$26.26

*Includes stock units for which the performance obligation has been met and are subject only to time vesting requirements prior to distribution.

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

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$916	$745	$1,662	$1,458
Canada	33	33	90	103
United Kingdom	275	333	549	604
	$1,224	$1,111	$2,301	$2,165
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

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of June 30, 2026.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of June 30, 2026, no such disclosures were considered necessary.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion respectively, and the remedial work is expected to take as long as 13 years to complete. Other estimates indicate that these costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing and involves a process that will ultimately conclude a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and which was dissolved in 1994. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. On December 2, 2024, the Company and many other PRPs received a Special Notice Letter (“SNL”) from the EPA regarding a formal initiation of negotiations for the investigation and cleanup of the Portland Harbor Superfund Site and requesting a “good faith offer” from certain PRPs as to remediation and reimbursement of costs within 120 days, which, if accepted, would lead to a formal Consent Decree which may not be entered under the EPA's proposed schedule until fall of 2026 or by March 2027. The deadline for a response was extended to May 30, 2025, and the Company responded, along with other similarly-situated parties, in a timely manner. The Company cannot predict the ultimate impact of these proceedings and the SNLs because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors such as those described above, an unfavorable resolution could have a material adverse effect. As of June 30, 2026 and December 31, 2025, the Company maintained environmental reserves approximating $1,495 for all of its environmental liabilities.

Note 13. Restructuring Costs
During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling (“AMH”) product line which was reported in the Technology Services and Solutions business unit within the Rail segment (the “AMH Exit”). For the three and six months ended June 30, 2025, AMH had net sales of $813 and $1,220, respectively. The Company incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company completed the remaining customer obligations in 2025 and all exit costs were incurred in the second quarter of 2025.

During the fourth quarter of 2025, the Company announced a restructuring program aligned with its strategy to reduce costs in the UK-based Technology Services and Solutions business unit within the Rail segment. The restructuring action has been completed as of December 31, 2025. The Company does not expect to incur additional material expenses associated with this program.

During the second quarter of 2026, the Company announced the discontinuation of certain product lines within our Tew Engineering business (the “Tew Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back unprofitable product lines in the United Kingdom. The Company expects to complete any remaining customer obligations by the end of 2027. The product lines had net sales of $292 and $1,189 for the three months ended June 30, 2026 and 2025, respectively, and $1,252 and $1,834 for the six months ended June 30, 2026 and 2025, respectively. The Company recognized a total of $2,270 in exit costs associated with the Tew Exit, which included $1,059 in inventory write-downs, $1,159 in personnel expenses, $52 in other exit costs during the quarter. Exit costs of $2,084 were recorded in “Cost of goods sold” and $186 were recorded in “Selling and administrative expenses.” The Company does not expect to incur additional material expenses associated with this program. In addition to the Tew Exit costs, the Company incurred corporate costs recorded in “Selling and administrative expenses”of $292 related to the execution of strategic initiatives.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balance for all programs through June 30, 2026:

Restructuring Liability
Balance as of December 31, 2025	$846
Personnel and other exit costs	1,211
Cash paid	(407)
Balance as of June 30, 2026	$1,650

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, valuations and impairments, and plans regarding our financial position, liquidity, capital resources, results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: adverse economic conditions in the markets we serve, including recession, the volatility in the prices for oil and gas, tariffs, duties or trade wars, inflation, rising labor costs, project delays, and budget shortfalls, or otherwise; the disruption of government funding programs as a result of potential periodic government shutdowns; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; a decrease in construction activity; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes, or uncertainties relating to the imposition and enforcement of tariffs; our ability to timely effectuate our strategy, including cost reduction initiatives, including but not limited to the exit of certain product lines in the UK-based Tew Engineering business, and our ability to effectively integrate acquired businesses or to divest businesses, and to realize anticipated synergies and benefits; costs of and impacts associated with shareholder activism; the timeliness, cost, and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; emerging technologies, including those related to or arising from artificial intelligence, and resultant risks to our business and operations; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, either with respect to our systems or those of third parties on whom we rely, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; any change in policy or other change due to the results of the UK’s parliamentary elections and the U.S. presidential and congressional elections that could affect UK or US business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of, freezing of, or delay in state or federal funding for infrastructure projects; an increase in manufacturing or material costs, including volatility in steel prices, oil prices, and wage inflation; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.

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
Product Line Exits
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line which was reported in the Steel Products business unit within the Infrastructure segment. For the three and six months ended June 30, 2025, the product line had net sales of $498 and $999, respectively. The Company completed all customer obligations in 2025.

During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling (“AMH”) product line which was reported in the Technology Services and Solutions business unit within the Rail segment (the “AMH Exit”). For the three and six months ended June 30, 2025, AMH had net sales of $813 and $1,220, respectively. The Company incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company completed the remaining customer obligations in 2025 and all exit costs were incurred in the second quarter of 2025.

During the second quarter of 2026, the Company announced the discontinuation of certain product lines within our Tew Engineering business (the “Tew Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back unprofitable product lines in the United Kingdom. The product lines had net sales of $292 and $1,189 for the three months ended June 30, 2026 and 2025, respectively, and $1,252 and $1,834 for the six months ended June 30, 2026 and 2025, respectively. The Company expects to complete remaining customer obligations by 2027. The Company has recognized a total of $2,270 in exit costs associated with the Tew Exit, which included $1,059 in inventory write-downs, $1,159 in personnel expenses, and $52 in other exit costs during the quarter. Exit costs of $2,084 were recorded in “Cost of goods sold” and $186 were recorded in “Selling and administrative expenses” within our Rail segment. In addition to the Tew Exit costs, the Company incurred corporate costs recorded in “Selling and administrative expenses” of $292 related to the execution of strategic initiatives.
Results of Operations
Second Quarter 2026 Compared to Second Quarter 2025

	Three Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
Net sales	$138,550	$143,558	$(5,008)
Gross profit	30,874	30,900	(26)
Gross profit margin	22.3%	21.5%	80 bps
Expenses:
Selling and administrative expenses	$24,105	$22,382	$1,723
Selling and administrative expenses as a percent of sales	17.4%	15.6%	180 bps
Amortization expense	$618	$840	$(222)
Operating income	$6,151	$7,678	$(1,527)
Operating income margin	4.4%	5.3%	(90) bps
Interest expense - net	$891	$1,490	$(599)
Other income - net	(191)	(95)	(96)
Income before income taxes	$5,451	$6,283	$(832)
Income tax expense	2,336	3,444	(1,108)
Net income	$3,115	$2,839	$276
Net income (loss) attributable to noncontrolling interest	3	(46)	49
Net income attributable to L.B. Foster Company	$3,112	$2,885	$227
Diluted earnings per common share	$0.29	$0.27	$0.02

Results Summary
Net sales for the three months ended June 30, 2026 decreased $5,008, or 3.5%, from the prior year quarter, driven by lower sales in both segments. Rail net sales declined $3,961, or 5.2%, while Infrastructure declined $1,047, or 1.5%.

Gross profit for the three months ended June 30, 2026 was flat compared to the prior year quarter. Rail gross profit declined $321, as benefits from favorable business mix were offset by $2,084 of costs related to the Tew Exit, compared to $1,085 of costs associated with the AMH Exit in the prior year quarter. Infrastructure gross profit improved $295 driven by favorable business mix. Gross profit margins improved 80 basis points to 22.3%.

Selling and administrative expenses for the three months ended June 30, 2026 increased $1,723, or 7.7%, over the prior year quarter, primarily attributable to increased employment costs including higher variable incentive-based compensation costs. Selling and administrative expenses as a percentage of net sales increased 180 bps to 17.4%.

Amortization expense for the three months ended June 30, 2026 decreased $222, or 26.4%, from the prior year quarter due to acquired intangible assets becoming fully amortized.

Net interest expense for the three months ended June 30, 2026 decreased $599 from the prior year quarter. The Company's outstanding debt balance was $47,993 as of June 30, 2026, compared to $81,628 as of June 30, 2025.

The Company’s effective income tax rate for the three months ended June 30, 2026 was 42.9%, compared to 54.8% in the prior year quarter. The current quarter income tax rate differed from the statutory rate of 21% primarily due to the impact of pre-tax losses in the United Kingdom for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the three months ended June 30, 2026 was $3,112, or $0.29 per diluted share, compared to net income in the prior year quarter of $2,885, or $0.27 per diluted share. The increase is due to reduced interest expense and a lower effective income tax rate.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended June 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$72,012	$75,973	$(3,961)		(5.2%)
Gross profit	14,811	15,132	(321)		(2.1)
Gross profit margin	20.6%	19.9%	70	bps	3.5
Segment operating income	$2,989	$3,747	$(758)		(20.2)
Segment operating income margin	4.2%	4.9%	(70)	bps	(14.3)

Rail net sales for the three months ended June 30, 2026 decreased $3,961, or 5.2%, from the prior year quarter. Rail Products net sales decreased $13,001, or 27.3%, primarily due to the timing of large orders. This decline was offset by an increase of $3,703, or 18.1%, in Global Friction Management driven by strong domestic demand and an increase of $5,337, or 66.9%, in Technology Services and Solutions (“TS&S”) driven by short term project work in the UK.

Rail gross profit for the three months ended June 30, 2026 decreased $321, or 2.1%, from the prior year quarter, primarily due to lower sales volumes in Rail Products which impacted gross profit by $2,159. Partially offsetting this decline were gross profit improvements of $606 in Global Friction Management, driven by higher volumes, and $1,232 in TS&S, reflecting favorable business mix and short-term project work in the UK. TS&S incurred $2,084 of Tew Exit costs in the current quarter compared to $1,085 of AMH Exit costs incurred in the prior year quarter. Gross profit margin improved 70 basis points to 20.6 % due to favorable business mix.

Rail operating income for the three months ended June 30, 2026 decreased $758, or 20.2%, from the prior year quarter driven by the gross profit decline coupled with $641 of higher selling and administrative costs.

For the three months ended June 30, 2026, Rail had new orders, net of $112,207, a decrease of $2,138 from the prior year quarter primarily attributable to the timing of large orders associated with Rail Products which declined 20.0%. Global Friction Management and TS&S improved 27.8% and 126.4%, respectively. The improvement in TS&S was primarily attributable to increased short-term project work in the UK. Backlog as of June 30, 2026, was $141,395, a $10,686, or 8.2%, increase over the prior year quarter as a result of a large order received in our UK business.

Infrastructure Solutions

	Three Months Ended June 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$66,538	$67,585	$(1,047)		(1.5)%
Gross profit	16,063	15,768	295		1.9
Gross profit margin	24.1%	23.3%	80	bps	3.4
Segment operating income	$6,571	$6,766	$(195)		(2.9)
Segment operating income margin	9.9%	10.0%	(10)	bps	1.0

Infrastructure net sales for the three months ended June 30, 2026, decreased $1,047 or 1.5%, from the prior year quarter. The decline was driven by $1,996, or 9.3%, in Steel Products, which was partially offset by sales growth of $949, or 2.1%, in Precast Concrete Products (“Precast”).

Infrastructure gross profit for the three months ended June 30, 2026 increased $295, or 1.9%, over the prior year quarter. Precast gross profit improved $615 due to improved business mix. Steel Products gross profit declined $320 due to lower sales volumes. Gross profit margins improved 80 basis points to 24.1%.

Infrastructure operating income for the three months ended June 30, 2026 decreased $195, or 2.9%, from the prior year quarter due to an increase in selling, general and administrative expenses, offset in part by improved gross profit.

For the three months ended June 30, 2026, Infrastructure had new orders, net of $63,869, an increase of $2,458, over the prior year quarter due primarily to a 73.3% increase in Steel Products stemming from improving Protective Coatings demand. This increase was partially offset by a 15.4% decrease in Precast. Backlog as of June 30, 2026, was $104,718, a decrease of $34,502, or 24.8%, from the prior year quarter attributable to a 2025 order cancellation in Steel Products which resulted in a 41.1% decline, coupled with a decline of 17.1% in Precast.

Corporate

	Three Months Ended June 30,		Change	Percent Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Public company costs	$774	$1,346	$(572)	(42.5)%
Corporate executive management costs	1,437	728	709	97.4
Corporate management stock-based compensation	906	761	145	19.1
Strategic initiatives costs	292	—	292	**
Unallocated corporate expense - net	$3,409	$2,835	$574	20.2%
**Results of this calculation are not meaningful for presentation purposes.

Unallocated corporate expense - net for the three months ended June 30, 2026 was $3,409 compared to $2,835 for the three months ended June 30, 2025. During the quarter, the Company incurred $292 of costs associated with strategic initiatives. Public company costs decreased by $572 due to lower professional service fees. Corporate executive management costs and stock-based compensation increased $709 and $145, respectively, due to increased variable incentive-based compensation expense.

Results of Operations
First Six Months 2026 Compared to First Six Months 2025

	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
Net sales	$259,694	$241,350	$18,344
Gross profit	56,570	51,051	5,519
Gross profit margin	21.8%	21.2%	60 bps
Expenses:
Selling and administrative expenses	$47,138	$43,334	$3,804
Selling and administrative expenses as a percent of sales	18.2%	18.0%	20 bps
Amortization expense	$1,236	$1,962	$(726)
Operating income	$8,196	$5,755	$2,441
Operating income margin	3.2%	2.4%	80 bps
Interest expense - net	$1,742	$2,633	$(891)
Other income - net	(408)	(413)	5
Income before income taxes	$6,862	$3,535	$3,327
Income tax expense	2,255	2,813	(558)
Net income	$4,607	$722	$3,885
Net loss attributable to noncontrolling interest	(5)	(53)	48
Net income attributable to L.B. Foster Company	$4,612	$775	$3,837
Diluted earnings per common share	$0.44	$0.07	$0.37
Results Summary
Net sales for the six months ended June 30, 2026 increased $18,344, or 7.6%, over the prior year period. The increase was driven by Rail sales growth of $16,800, or 12.9%, with Infrastructure sales modestly improving $1,544, or 1.4%.

Gross profit for the six months ended June 30, 2026 increased $5,519, or 10.8%, over the prior year period driven primarily by improved sales volumes and business mix in Rail, which increased $3,792. Infrastructure gross profit improved $1,727 due to favorable business mix and manufacturing execution. Gross profit margins improved 60 basis points to 21.8%.

Selling and administrative expenses for the six months ended June 30, 2026 increased $3,804, or 8.8%, over the prior year period, due primarily to an increase in employment costs driven by higher variable incentive-based compensation costs, and a $497 accelerated stock expense due to retirement-eligible participants. Selling and administrative expenses as a percentage of net sales increased 20 basis points to 18.2%.

Net interest expense decreased $891 for the six months ended June 30, 2026 compared to the prior year period. The Company's outstanding debt balance was $47,993 as of June 30, 2026, compared to $81,628 as of June 30, 2025.

The Company’s effective income tax rate for the six months ended June 30, 2026 was 32.9%, compared to 79.6% in the prior year period. The current period effective income tax rate differed from the statutory rate of 21% primarily due to the impact of excess tax benefits related to share-based compensation, offset by the impact of pre-tax losses in the United Kingdom for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the six months ended June 30, 2026 was $4,612, or $0.44 per diluted share, compared to net income in the prior year period of $775, or $0.07 per diluted share. The higher net income for the six months ended June 30, 2026 was primarily driven by an increase in gross profit, reduced interest expense, and lower amortization expense offset in part by an increase in selling and administrative expenses.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Six Months Ended June 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$146,788	$129,988	$16,800		12.9%
Gross profit	30,953	27,161	3,792		14.0
Gross profit margin	21.1%	20.9%	20	bps	1.0
Segment operating income	$7,809	$3,891	$3,918		100.7
Segment operating profit margin	5.3%	3.0%	230	bps	76.7

Rail net sales for the six months ended June 30, 2026 increased $16,800, or 12.9%, over the prior year period. The increase was primarily driven by Global Friction Management which increased $9,847, or 27.4%, reflecting strong domestic demand and TS&S which increased $7,994, or 46.7%, driven by short term project work in the UK. These increases were partially offset by a decrease in Rail Products net sales of $1,041, or 1.4%.

Rail gross profit for the six months ended June 30, 2026 increased $3,792, or 14.0%, over the prior year period. The improvement was due to higher sales volumes in Global Friction Management, which contributed $3,246 of gross profit improvement, and more favorable sales mix in TS&S which contributed an additional $976. TS&S incurred $2,084 of Tew Exit costs in the six months ended June 30, 2026 compared to $1,085 of AMH Exit costs incurred in the prior year period. These improvements were partially offset by a $430 decline in Rail Products gross profit attributable to lower sales volumes. Gross profit margins improved 20 basis points to 21.1%.

Rail operating income for the six months ended June 30, 2026 increased $3,918 over the prior year period. The increase was driven by an increase in gross profit associated with higher sales volumes and lower amortization expense.

For the six months ended June 30, 2026, Rail new orders, net were $192,835, a decrease of $4,762 from the prior year period. The decline was primarily attributable to Rail Products which decreased 12.3% due to timing of large orders. Partially offsetting this decline were increases in TS&S and Global Friction Management. New orders, net in TS&S increased 68.6%, driven by a large order received in the UK business, while Global Friction Management reported a modest increase of 0.7%.

Infrastructure Solutions

	Six Months Ended June 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$112,906	$111,362	$1,544		1.4%
Gross profit	25,617	23,890	1,727		7.2
Gross profit margin	22.7%	21.5%	120	bps	5.6
Segment operating income	$7,100	$6,322	$778		12.3
Segment operating income margin	6.3%	5.7%	60	bps	10.5

Infrastructure net sales for the six months ended June 30, 2026 increased $1,544, or 1.4%, over the prior year period. The increase was primarily due to Precast sales growth of $5,790, or 7.8%, partially offset Steel Products which declined $4,246, or 11.5%.

Infrastructure gross profit for the six months ended June 30, 2026 increased $1,727, or 7.2%, over the prior year period. The increase was primarily driven by a $2,606 improvement in Precast gross profit, reflecting higher sales volume, more favorable business mix, and improved manufacturing execution. This improvement was partially offset by lower volumes in Steel Products, which resulted in a $879 decrease in gross profit. Gross profit margins increased 120 basis points to 22.7%.

Infrastructure operating income for the six months ended June 30, 2026 was favorable $778 compared to the prior year period due to improvements in gross profit partially offset by a $989 increase in selling and administrative expenses.

For the six months ended June 30, 2026, Infrastructure new orders, net were $125,327, a decrease of $1,896, from the prior year period. The decrease was primarily due to Precast, where new orders, net declined 5.8% from the prior year period. This decline was partially offset by a 8.5% increase in Steel Products, driven by strong order activity in our Protective Coatings business.

Corporate

	Six Months Ended June 30,		Change	Percent Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Public company costs	$1,879	$2,471	$(592)	(24.0)%
Corporate executive management costs	2,227	948	1,279	134.9
Corporate management stock-based compensation	2,315	1,039	1,276	122.8
Strategic initiatives costs	292	—	292	**
Unallocated corporate expense - net	$6,713	$4,458	$2,255	50.6%
**Results of this calculation are not meaningful for presentation purposes.

Unallocated corporate expense - net for the six months ended June 30, 2026 was $6,713 compared to the six months ended June 30, 2025 which was $4,458. Public company costs decreased by $592 due to lower professional service fees. Corporate executive management costs increased $1,279 due to higher incentive-based compensation costs. Corporate management stock-based compensation expense increased $1,276 due in part to $497 of accelerated stock expense due to retirement-eligible participants. During the six months ended June 30, 2026, the Company incurred $292 of costs associated with strategic initiatives.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility. The revolving credit facility provides for a total commitment of up to $150,000, of which $101,695 was available for borrowing as of June 30, 2026, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $47,993 and $42,756 as of June 30, 2026 and December 31, 2025, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of June 30, 2026:

	June 30, 2026
Cash and cash equivalents		$5,783
Credit agreement:
Total availability under the credit agreement	150,000
Outstanding borrowings on revolving credit facility and letters of credit	(48,305)
Net availability under the revolving credit facility		101,695
Total available funding capacity		$107,478

As of June 30, 2026, we were in compliance with all covenants of the Credit Agreement and have $107,478 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its business mix, commercial terms, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of June 30, 2026, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$7,422	$(15,734)
Net cash used in investing activities	(6,521)	(5,199)
Net cash provided by financing activities	605	22,468
Effect of exchange rate changes on cash and cash equivalents	(71)	197
Net increase in cash and cash equivalents	$1,435	$1,732

Cash Flow from Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $7,422, compared to net cash used in operating activities of $15,734 during the prior year period. For the six months ended June 30, 2026, net income and adjustments to reconcile net income from operating activities provided $16,129, compared to $12,553 in the prior year period. Working capital and other assets and liabilities were a use of $8,707 in the current period, compared to a use of $28,287 in the prior year period. The increase in operating cash flow for the six months ended June 30, 2026 compared to the prior year period was largely driven by lower working capital needs and improved profitability.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2026 and 2025 were $6,521 and $5,248, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives.

Cash Flow from Financing Activities
During the six months ended June 30, 2026, outstanding debt increased $5,271 compared with an increase of $32,340 during the six months ended June 30, 2025. The lower increase in borrowings from the prior year period was primarily driven by operating cash generation from lower working capital requirements and a reduction in treasury stock repurchases. During the six months ended June 30, 2026, the Company repurchased $4,263 of its stock to satisfy employee tax withholding obligations related to the issuance of equity-based compensation awards. The Company also made deferred acquisition-related payments of $403 and $782, during the six months ended June 30, 2026 and 2025, respectively, related to the June 2022 acquisition of Skratch Enterprises Ltd. These payments were deferred at the date of the acquisition in accordance with the purchase agreement. Additionally, during the six months ended June 30, 2025, the Company incurred debt issuance costs of $706 associated with entering into the June 27, 2025 Fifth Amended and Restated Credit Agreement.

The Board of Directors previously authorized the repurchase of up to $15,000 of the Company's common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. On March 3, 2025, the Company's Board of Directors approved a new authorization to repurchase up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. The Company did not repurchase any shares during the six months ended June 30, 2026 under this program. From February 2023 through June 30, 2026, the Company repurchased a total of 1,016,899 shares of its stock for $23,554 under both programs.

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

Financial Condition
As of June 30, 2026, the Company had $5,783 in cash and cash equivalents and $101,695 of availability under its revolving credit facility, subject to covenant restrictions. As of June 30, 2026, approximately $4,430 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to the Company.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026.

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
Item 1A. Risk Factors
This item is not applicable to the Company.
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

The Company’s purchases of equity securities for the three months ended June 30, 2026 were as follows:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	—	$—	—	$28,687
May 1, 2026 - May 31, 2026	—	—	—	28,687
June 1, 2026 - June 30, 2026	11,095	37.56	—	28,687
Total	11,095	$37.56	—	$28,687
(a) During the current period, 11,095 shares were withheld by the Company to pay taxes upon vesting of stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	August 10, 2026	By: /s/ Sean M. Reilly
Sean M. Reilly
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)