Form 10-Q
period 2026-09-30
FOSTER L B CO
filed 2026-11-04
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2026
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

As of October 28, 2026, there were 10,520,291 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,248	$4,348
Accounts receivable - net (Note 5)	75,537	80,551
Contract assets - net (Note 3)	6,324	6,395
Inventories - net (Note 6)	59,010	60,219
Other current assets	7,992	5,358
Total current assets	156,111	156,871
Property, plant, and equipment - net	79,007	77,183
Operating lease right-of-use assets - net	25,116	28,309
Other assets:
Goodwill (Note 4)	32,734	33,062
Other intangibles - net (Note 4)	9,659	11,526
Deferred tax assets (Note 9)	16,365	20,355
Other assets	3,030	3,066
TOTAL ASSETS	$322,022	$330,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,516	$52,519
Deferred revenue (Note 3)	10,824	5,900
Accrued payroll and employee benefits	13,388	11,346
Current maturities of long-term debt (Note 7)	136	153
Other accrued liabilities	13,532	14,003
Total current liabilities	82,396	83,921
Long-term debt (Note 7)	28,554	42,603
Deferred tax liabilities (Note 9)	806	903
Long-term operating lease liabilities	21,263	24,266
Other long-term liabilities	2,213	2,681
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2026 and December 31, 2025, 11,115,779; shares outstanding at September 30, 2026 and December 31, 2025, 10,376,833 and 10,135,410, respectively	111	111
Paid-in capital	40,421	44,782
Retained earnings	186,500	175,124
Treasury stock - at cost, 738,946 and 980,369 common stock shares at September 30, 2026 and December 31, 2025, respectively	(19,277)	(23,852)
Accumulated other comprehensive loss	(21,849)	(20,889)
Total L.B. Foster Company stockholders’ equity	185,906	175,276
Noncontrolling interest	884	722
Total stockholders’ equity	186,790	175,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$322,022	$330,372
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Sales of goods	$145,915	$124,830	$368,242	$340,449
Sales of services	22,081	13,456	59,448	39,187
Total net sales	167,996	138,286	427,690	379,636
Cost of goods sold	114,984	93,915	286,607	259,472
Cost of services sold	18,586	13,305	50,087	38,047
Total cost of sales	133,570	107,220	336,694	297,519
Gross profit	34,426	31,066	90,996	82,117
Selling and administrative expenses	23,729	22,077	70,867	65,411
Amortization expense	617	694	1,853	2,656
Operating income	10,080	8,295	18,276	14,050
Interest expense - net	767	1,254	2,509	3,887
Other income - net	(1)	(96)	(409)	(509)
Income before income taxes	9,314	7,137	16,176	10,672
Income tax expense	2,547	2,812	4,802	5,625
Net income	6,767	4,325	11,374	5,047
Net income (loss) attributable to noncontrolling interest	3	(29)	(2)	(82)
Net income attributable to L.B. Foster Company	$6,764	$4,354	$11,376	$5,129

Per share data attributable to L.B. Foster shareholders:
Basic earnings per common share	$0.65	$0.42	$1.10	$0.49
Diluted earnings per common share	$0.64	$0.40	$1.07	$0.47

Basic weighted average shares outstanding	10,376	10,356	10,306	10,444
Diluted weighted average shares outstanding	10,648	10,880	10,614	10,923

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$6,767	$4,325	$11,374	$5,047
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(87)	(513)	(765)	1,529
Unrealized loss on cash flow hedges, net of tax expense of $0	(14)	(44)	(31)	(351)
Total comprehensive income	6,666	3,768	10,578	6,225
Less comprehensive income attributable to noncontrolling interest:
Net gain (loss) attributable to noncontrolling interest	3	(29)	(2)	(82)
Foreign currency translation adjustment	(5)	23	164	177
Amounts attributable to noncontrolling interest	(2)	(6)	162	95
Comprehensive income attributable to L.B. Foster Company	$6,668	$3,774	$10,416	$6,130

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,374	$5,047
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	3,893	4,828
Depreciation	6,657	6,846
Amortization	1,853	2,656
Inventory and fixed asset exit costs (Note 13)	1,059	655
Equity in income of nonconsolidated investments	—	(69)
Stock-based compensation	4,477	3,417
Change in operating assets and liabilities:
Accounts receivable	4,804	1,333
Contract assets	28	9,522
Inventories	7	815
Other current assets	(3,051)	(1,343)
Other noncurrent assets	3,464	3,640
Accounts payable	(7,171)	(12,201)
Deferred revenue	4,967	(1,327)
Accrued payroll and employee benefits	2,096	(6,327)
Other current liabilities	(376)	510
Other long-term liabilities	(3,106)	(4,555)
Net cash provided by operating activities	30,975	13,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	—	53
Capital expenditures on property, plant, and equipment	(9,244)	(8,057)
Net cash used in investing activities	(9,244)	(8,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(277,237)	(202,405)
Proceeds from debt	263,179	212,368
Debt issuance costs	—	(706)
Treasury stock acquisitions	(4,263)	(13,103)
Deferred payment for Skratch acquisition	(403)	(782)
Net cash used in financing activities	(18,724)	(4,628)
Effect of exchange rate changes on cash and cash equivalents	(107)	159
Net increase in cash and cash equivalents	2,900	974
Cash and cash equivalents at beginning of period	4,348	2,454
Cash and cash equivalents at end of period	$7,248	$3,428
Supplemental disclosure of cash flow information:
Interest paid	$2,352	$3,722
Income taxes paid	$1,739	$1,163
Right-of-use assets obtained in exchange for lease liabilities	$—	$14,988
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2026
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2026	$111	$39,222	$179,736	$(19,292)	$(21,753)	$886	$178,910
Net income	—	—	6,764	—	—	3	6,767
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(82)	(5)	(87)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(14)	—	(14)
Issuance of 528 common shares, net of shares withheld for taxes	—	(15)	—	15	—	—	—
Stock-based compensation	—	1,214	—	—	—	—	1,214
Balance, September 30, 2026	$111	$40,421	$186,500	$(19,277)	$(21,849)	$884	$186,790

	Three Months Ended September 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2025	$111	$42,325	$168,354	$(16,213)	$(20,135)	$799	$175,241
Net income (loss)	—	—	4,354	—	—	(29)	4,325
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(536)	23	(513)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(44)	—	(44)
Purchase of 184,143 common shares for treasury	—	—	—	(4,720)	—	—	(4,720)
Issuance of 1,315 common shares, net of shares withheld for taxes	—	(131)	—	130	—	—	(1)
Stock-based compensation	—	1,306	—	—	—	—	1,306
Balance, September 30, 2025	$111	$43,500	$172,708	$(20,803)	$(20,715)	$793	$175,594
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2026
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2025	$111	$44,782	$175,124	$(23,852)	$(20,889)	$722	$175,998
Net income (loss)	—	—	11,376	—	—	(2)	11,374
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(929)	164	(765)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(31)	—	(31)
Issuance of 241,423 common shares, net of shares withheld for taxes	—	(8,838)	—	4,575	—	—	(4,263)
Stock-based compensation	—	4,477	—	—	—	—	4,477
Balance, September 30, 2026	$111	$40,421	$186,500	$(19,277)	$(21,849)	$884	$186,790

	Nine Months Ended September 30, 2025
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2024	$111	$43,550	$167,579	$(11,208)	$(21,716)	$698	$179,014
Net income (loss)	—	—	5,129	—	—	(82)	5,047
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,352	177	1,529
Unrealized derivative loss on cash flow hedges	—	—	—	—	(351)	—	(351)
Purchase of 461,074 common shares for treasury	—	—	—	(11,159)	—	—	(11,159)
Issuance of 130,198 common shares, net of shares withheld for taxes	—	(3,467)	—	1,564	—	—	(1,903)
Stock-based compensation	—	3,417	—	—	—	—	3,417
Balance, September 30, 2025	$111	$43,500	$172,708	$(20,803)	$(20,715)	$793	$175,594
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

Segment operating income includes reportable segment gross profit and direct expenses such as salaries, benefits, restructuring, research and development, professional and purchased services expenditures, amortization expense, bad debt expense, and other segment expenses. Additionally, segment operating income includes allocated corporate operating expenses associated with central services such as quality, logistics, environmental health and safety, information technology, insurance, and human resources. Other corporate functional costs that are associated with the operating segments are also allocated to the segments such as finance, marketing, credit and collections, and treasury functions. Operating expenses related to corporate headquarter functions are allocated to each segment based on an appropriate metric for the activity type, including segment headcount, revenue contribution, or activity of the business units within the segments. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources.

Certain corporate costs are separately managed on a consolidated basis and are not allocated to the operating segments. These corporate costs include public company costs such as listing fees, audit fees, compliance costs, Director and Officer insurance costs, and Board of Directors fees. Additionally, certain corporate executive management costs, including costs of the corporate executive leadership team, and corporate management stock-based compensation expenses are not allocated to the operating segments. Finally, interest expense, net and certain other items included in “Other income - net”, which are managed on a consolidated basis, are not allocated to the operating segments.

The operating results of the Company’s reportable segments were as follows for the periods presented:

	Three Months Ended September 30,
	2026			2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$102,921	$65,075	$167,996	$77,788	$60,498	$138,286
Less:
Cost of sales	(82,740)	(50,830)	(133,570)	(60,042)	(47,178)	(107,220)
Selling and administrative employment costs	(8,613)	(6,887)	(15,500)	(7,900)	(6,086)	(13,986)
Purchased services (1)	(1,718)	(1,372)	(3,090)	(1,787)	(1,608)	(3,395)
General administrative costs (2)	(1,625)	(1,331)	(2,956)	(1,765)	(1,184)	(2,949)
Amortization expense	(335)	(282)	(617)	(399)	(295)	(694)
Segment operating income	$7,890	$4,373	$12,263	$5,895	$4,147	$10,042

Reconciliation of segment operating income
Total segment operating income			$12,263			$10,042
Interest expense - net			(767)			(1,254)
Other income - net			1			96
Public company costs			(1,198)			(1,346)
Corporate executive management costs			(114)			(175)
Corporate management stock-based compensation			(740)			(672)
Strategic initiatives costs			(131)			—
Income before income taxes			$9,314			$7,137

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2)General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and any restructuring expenditures.

	Nine Months Ended September 30,
	2026			2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total	Rail, Technologies, and Services	Infrastructure Solutions	Total
Net sales	$249,709	$177,981	$427,690	$207,776	$171,860	$379,636
Less:
Cost of sales	(198,575)	(138,119)	(336,694)	(162,869)	(134,650)	(297,519)
Selling and administrative employment costs	(24,143)	(19,226)	(43,369)	(22,536)	(17,552)	(40,088)
Purchased services (1)	(5,220)	(4,540)	(9,760)	(5,120)	(4,239)	(9,359)
General administrative costs (2)	(5,065)	(3,777)	(8,842)	(5,707)	(4,052)	(9,759)
Amortization expense	(1,007)	(846)	(1,853)	(1,758)	(898)	(2,656)
Segment operating income	$15,699	$11,473	$27,172	$9,786	$10,469	$20,255

Reconciliation of segment operating income
Total segment operating income			$27,172			$20,255
Interest expense - net			(2,509)			(3,887)
Other income - net			409			509
Public company costs			(3,077)			(3,371)
Corporate executive management costs			(2,341)			(1,123)
Corporate management stock-based compensation			(3,055)			(1,711)
Strategic initiatives costs			(423)			—
Income before income taxes			$16,176			$10,672

(1) Purchased services costs generally include contractor services, insurance expenditures, rental expense, and legal services.
(2) General administrative costs generally include office supplies, utilities, advertising, bad debt expense, and any restructuring expenditures.

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. for $7,402, which was inclusive of deferred payments withheld by the Company of $1,228, to be paid over five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. During the nine months ended September 30, 2026 and 2025, the Company made deferred acquisition payments of $403 and $782, respectively.

Restructuring charges included in segment results are discussed further in Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Reconciliations of reportable depreciation and amortization and expenditures for long-lived assets to the Company’s consolidated totals are as follows for the periods presented:

	Three Months Ended September 30,
	2026		2025
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$779	$350	$793	$350
Infrastructure Solutions	1,737	1,911	1,654	2,050
Reportable segments total	$2,516	$2,261	$2,447	$2,400
Corporate	347	462	521	409
Total	$2,863	$2,723	$2,968	$2,809

	Nine Months Ended September 30,
	2026		2025
	Depreciation/Amortization	Expenditures for Long-Lived Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$2,149	$1,036	$2,874	$1,405
Infrastructure Solutions	5,134	6,447	5,098	5,545
Reportable segments total	$7,283	$7,483	$7,972	$6,950
Corporate	1,227	1,761	1,530	1,107
Total	$8,510	$9,244	$9,502	$8,057

The following table summarizes the Company's total assets by reportable segment for the following periods:

	September 30, 2026	December 31, 2025
Rail, Technologies, and Services	$141,720	$155,552
Infrastructure Solutions	134,883	128,489
Reportable segments total	276,603	284,041
Corporate	45,419	46,331
Total	$322,022	$330,372

Note 3. Revenue
The following table summarizes the Company’s sales by major product and service line for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rail Products	$68,992	$44,628	$144,840	$121,517
Global Friction Management	19,394	21,313	65,235	57,307
Technology Services and Solutions	14,535	11,847	39,634	28,952
Rail, Technologies, and Services	102,921	77,788	249,709	207,776
Precast Concrete Products	47,148	43,272	127,316	117,650
Steel Products	17,927	17,226	50,665	54,210
Infrastructure Solutions	65,075	60,498	177,981	171,860
Total net sales	$167,996	$138,286	$427,690	$379,636

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

Net sales by the timing of the transfer of goods and services were as follows for the periods presented:

	Three Months Ended September 30, 2026
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$85,669	$41,046	$126,715
Over time	17,252	24,029	41,281
Total net sales	$102,921	$65,075	$167,996

	Three Months Ended September 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$65,152	$39,621	$104,773
Over time	12,636	20,877	33,513
Total net sales	$77,788	$60,498	$138,286

	Nine Months Ended September 30, 2026
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$206,928	$113,101	$320,029
Over time	42,781	64,880	107,661
Total net sales	$249,709	$177,981	$427,690

	Nine Months Ended September 30, 2025
	Rail, Technologies, and Services	Infrastructure Solutions	Total
Point in time	$176,250	$109,433	$285,683
Over time	31,526	62,427	93,953
Total net sales	$207,776	$171,860	$379,636

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

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims and awards. Contract estimates may include additional revenue for submitted contract modifications, including at times unapproved change orders, if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As a result of management's reviews of contract-related estimates, the Company makes adjustments to contract estimates that impact our revenue and profit totals. Changes in estimates are primarily attributed to updated considerations, including economic conditions and historic contract patterns, resulting in changes to anticipated revenue from existing contracts. There were no significant changes in actual or expected values during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, reductions to net sales stemming from changes in actual and expected values of certain commercial contracts and settlements of such contracts were $1,476 and $3,123, respectively. The Company’s estimates related to these long-term agreements are further described in “Note 3. Revenue” of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue recognized over time was as follows for the periods presented:

	Three Months Ended September 30,		Percentage of Total Net Sales Three Months Ended September 30,
	2026	2025	2026	2025
Over time input method	$15,213	$6,168	9.1%	4.5%
Over time output method	26,068	27,345	15.5	19.8
Total over time sales	$41,281	$33,513	24.6%	24.2%

	Nine Months Ended September 30,		Percentage of Total Net Sales Nine Months Ended September 30,
	2026	2025	2026	2025
Over time input method	$36,386	$20,795	8.5%	5.5%
Over time output method	71,275	73,158	16.7	19.3
Total over time sales	$107,661	$93,953	25.2%	24.8%

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets - net”), and billings in excess of costs (contract liabilities), included in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The following table sets forth the Company’s contract assets:

Contract Assets
Balance as of December 31, 2025	$6,395
Revenue recognized but not yet billed	5,001
Transfers from contract asset balance to accounts receivable	(5,072)
Balance as of September 30, 2026	$6,324

The following table sets forth the Company’s contract liabilities:

Contract Liabilities
Balance as of December 31, 2025	$974
Revenue recognized from contract liabilities	(602)
Increase in billings in excess of cost, excluding revenue recognized	2,059
Balance as of September 30, 2026	$2,431

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

As of September 30, 2026, the Company had approximately $234,741 of remaining performance obligations, which is also referred to as backlog. Approximately 11.9% of the September 30, 2026 backlog was related to projects that are anticipated to extend beyond September 30, 2027.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Infrastructure Solutions	Total
Balance as of December 31, 2025	$21,386	$11,676	$33,062
Foreign currency translation impact	(328)	—	(328)
Balance as of September 30, 2026	$21,058	$11,676	$32,734

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which includes the impacts of current economic conditions, including but not limited to concerns related to inflation, tariffs, labor markets, supply chains, and changes in trade policy. However, these factors can be unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of September 30, 2026. However, future impairment charges could result if future projections diverge unfavorably from current expectations.

The following table sets forth the components of the Company’s intangible assets for the periods presented:

	September 30, 2026
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$313	$(204)	$109
Customer relationships	12	28,598	(23,148)	5,450
Trademarks and trade names	13	8,025	(6,209)	1,816
Technology	7	32,770	(30,586)	2,184
Favorable lease	6	327	(227)	100
		$70,033	$(60,374)	$9,659

	December 31, 2025
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$324	$(211)	$113
Customer relationships	12	28,771	(22,331)	6,440
Trademarks and trade names	13	8,055	(5,818)	2,237
Technology	7	32,819	(30,224)	2,595
Favorable lease	6	327	(186)	141
		$70,296	$(58,770)	$11,526
Note 5. Accounts Receivable
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are recorded net of recoveries of previous write-offs. During the three months ended September 30, 2026 and 2025, the Company recorded a net expense of $294 and a net benefit of $74, respectively, and a net expense of $762 and $444 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2025	$1,630
Current period provision	1,376
Write-off against allowance	(31)
Recoveries of previous write-offs	(614)
Balance as of September 30, 2026	$2,361

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory are summarized in the following table for the periods presented:

	September 30, 2026	December 31, 2025
Finished goods	$29,025	$29,754
Work-in-process	7,372	4,947
Raw materials	22,613	25,518
Inventories - net	$59,010	$60,219

Note 7. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
Revolving credit facility	$28,193	$42,194
Finance leases and financing agreements	497	562
Total	28,690	42,756
Less current maturities	(136)	(153)
Long-term portion	$28,554	$42,603

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

As of September 30, 2026, the Company was in compliance with the covenants in the Credit Agreement, as amended, and had outstanding letters of credit of approximately $708.

Note 8. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per common share:
Net income attributable to L.B. Foster Company	$6,764	$4,354	$11,376	$5,129
Denominator:
Weighted average shares outstanding	10,376	10,356	10,306	10,444
Denominator for basic earnings per common share	10,376	10,356	10,306	10,444
Effect of dilutive securities:
Stock compensation plans	272	524	308	479
Dilutive potential common shares	272	524	308	479
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,648	10,880	10,614	10,923
Basic earnings per common share	$0.65	$0.42	$1.10	$0.49
Diluted earnings per common share	$0.64	$0.40	$1.07	$0.47

Diluted earnings per share for the three and nine months ended September 30, 2026 excluded 0 and 19 antidilutive shares, respectively.
Note 9. Income Taxes
For the three months ended September 30, 2026 and 2025, the Company recorded an income tax expense of $2,547 and $2,812, respectively, on pre-tax income of $9,314 and $7,137, respectively, for an effective income tax rate of 27.3% and 39.4%, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax expense of $4,802 and $5,625, respectively, on pre-tax income of $16,176 and $10,672, respectively, for an effective income tax rate of 29.7% and 52.7%, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2026, differed from the federal statutory rate of 21% primarily due to state income taxes and the impact of pre-tax losses in the United Kingdom, for which no income tax benefit was recognized due to a valuation allowance; the nine months ended September 30, 2026, was also impacted by excess tax benefits related to share-based compensation. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, also impact the effective income tax rate each quarter.
Note 10. Stock-Based Compensation
The Company recorded stock-based compensation expense of $1,214 and $1,306 for the three months ended September 30, 2026 and 2025, respectively, and $4,477 and $3,417 for the nine months ended September 30, 2026 and 2025, respectively, related to restricted stock awards, restricted stock units, and performance-based stock and stock unit awards. As of September 30, 2026, unrecognized compensation expense for awards that the Company expects to vest approximated $5,564. The Company will recognize this unrecognized compensation expense over a weighted average 1.7 years through May 22, 2028.

On May 22, 2025, the shareholders approved the new 2025 Equity and Incentive Compensation Plan (the “Equity and Incentive Compensation Plan”). As of September 30, 2026, the Company had stock awards issued pursuant to the Equity and Incentive Compensation Plan and its predecessor, the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). No stock options are outstanding under the Omnibus Plan or the Equity and Incentive Compensation Plan and, as such, there was no stock-based compensation expense related to stock options recorded for the three and nine months ended September 30, 2026 and 2025.

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

The following table summarizes the restricted stock, restricted stock units, and performance-based stock and stock unit activity for the periods presented:

	Restricted Stock	Restricted Stock Units	Performance-Based Stock and Stock Units*	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	191,032	—	523,934	$16.56
Granted	11,815	60,614	84,973	32.39
Vested	(119,992)	—	(239,786)	13.76
Cancelled and forfeited	—	—	(86,833)	10.06
Outstanding as of September 30, 2026	82,855	60,614	282,288	$26.33

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

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$899	$743	$2,561	$2,201
Canada	36	37	126	140
United Kingdom	291	341	840	945
	$1,226	$1,121	$3,527	$3,286

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

Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of September 30, 2026.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of September 30, 2026, no such disclosures were considered necessary.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, the Company, along with more than 140 other companies, received a General Notice Letter from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion respectively, and the remedial work is expected to take as long as 13 years to complete. Other estimates indicate that these costs may increase given that the remedy will not be initiated or completed for several years. The Company is party to a PRP agreement that provides for a private allocation process among almost 100 PRPs in a working group, whose work remains ongoing and involves a process that the Company expects ultimately will result in a proposed allocation of liability for cleanup of the site and various sub-areas. The Company does not have any individual risk sharing agreements in place with respect to the site, and was only associated with the site from 1976 to when it purchased the stock of a company whose assets it sold in 1982 and that was dissolved in 1994.

On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. On December 2, 2024, the Company and many other PRPs received a Special Notice Letter (“SNL”) from the EPA regarding a formal initiation of negotiations for the investigation and cleanup of the Portland Harbor Superfund Site and requesting a “good faith offer” from certain PRPs as to remediation and reimbursement of costs within 120 days, which, if accepted, would lead to a formal Consent Decree which may not be entered under the EPA's proposed schedule until fall of 2026 or by March 2027. The deadline for a response was extended to May 30, 2025, and the Company responded, along with other similarly-situated parties, in a timely manner. The Company cannot predict the ultimate impact of these proceedings and the SNLs because of the large number of PRPs involved throughout the harbor site, the significant uncertainties regarding the potential liability allocations among the PRPs and the Company's corresponding allocation percentage of remedial costs, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Due to the continuing significant uncertainties related to the potential total cost, scope and scale of the site remediation and the ongoing allocation review process, the Company is unable to reasonably estimate an amount or range for potential exposure at this time. An unfavorable resolution of factors such as those described above could have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As of September 30, 2026 and December 31, 2025, the Company maintained environmental reserves approximating $1,495 for all of its environmental liabilities of which $1,250 is related to the ongoing Portland Harbor Superfund Site matter.
Note 13. Restructuring Costs
During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling (“AMH”) product line which was reported in the Technology Services and Solutions business unit within the Rail segment (the “AMH Exit”). For the three and nine months ended September 30, 2025, AMH had net sales of $530 and $1,750, respectively. During the nine months ended September 30, 2025, the Company incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company completed the remaining customer obligations in 2025 and all exit costs were incurred in the second quarter of 2025.

During the fourth quarter of 2025, the Company announced a restructuring program aligned with its strategy to reduce costs in the UK-based Technology Services and Solutions business unit within the Rail segment. The restructuring action has been completed as of December 31, 2025. The Company does not expect to incur additional material expenses associated with this program.

During the second quarter of 2026, the Company announced the discontinuation of certain product lines within our Tew Engineering business (the “Tew Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back unprofitable product lines in the United Kingdom. The Company expects to complete any remaining customer obligations by the end of 2027. The product lines had net sales of $1,215 and $943 for the three months ended September 30, 2026 and 2025, respectively, and $2,467 and $2,777 for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company recognized a total of $2,270 in exit costs associated with the Tew Exit, which included $1,059 in inventory write-downs, $1,159 in personnel expenses, and $52 in other exit costs. Exit costs of $2,084 were recorded in “Cost of goods sold” and $186 were recorded in “Selling and administrative expenses.” The Company does not expect to incur additional material expenses associated with this program. In addition to the Tew Exit costs, for the nine months ended September 30, 2026, the Company incurred corporate costs recorded in “Selling and administrative expenses” of $292 related to the execution of strategic initiatives.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balance for all programs through September 30, 2026:

Restructuring Liability
Balance as of December 31, 2025	$846
Personnel and other exit costs	1,211
Cash paid	(801)
Balance as of September 30, 2026	$1,256
Note 14. Subsequent Event
On October 28, 2026, the Company completed the acquisition of the operating assets of the residential wastewater precast business and the Aeris aerobic treatment systems platform of Dulworth Enterprises Inc. (“Dulworth”) for cash consideration of approximately $52,180, which was funded through borrowings under its existing revolving credit facility. Dulworth will be included in the Precast Concrete Products business unit within the Infrastructure Solutions segment. The acquisition will be accounted for as a business combination under ASC 805; however, due to the limited time between the acquisition date and the Company's filing of this Quarterly Report on Form 10-Q, the purchase accounting is not complete and the allocation of the purchase price to the acquired assets and assumed liabilities has not been finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, valuations and impairments, and plans regarding our financial position, liquidity, capital resources, results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: adverse economic conditions in the markets we serve, including recession, the volatility in the prices for oil and gas, tariffs, duties or trade wars, inflation, rising labor costs, project delays, and budget shortfalls, or otherwise; the disruption of government funding programs as a result of potential periodic government shutdowns; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a decrease in freight or transit rail traffic; a decrease in construction activity; environmental matters and the impact of environmental regulations, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, global shipping disruptions, the imposition of increased or new tariffs, and trade restrictions or embargoes, or uncertainties relating to the imposition and enforcement of tariffs; our ability to timely effectuate our strategy, including cost reduction initiatives, including but not limited to the exit of certain product lines in the UK-based Tew Engineering business, and our ability to effectively integrate acquired businesses or to divest businesses, and to realize anticipated synergies and benefits, including but not limited to the Dulworth acquisition; costs of and impacts associated with shareholder activism; the timeliness, cost, and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; emerging technologies, including those related to or arising from artificial intelligence, and resultant risks to our business and operations; cybersecurity risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, either with respect to our systems or those of third parties on whom we rely, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation, business or financial condition; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; any change in policy or other change due to the results of the UK’s parliamentary elections and the U.S. presidential and congressional elections that could affect UK or US business conditions; other geopolitical conditions, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan; a lack of, freezing of, or delay in state or federal funding for infrastructure projects; an increase in manufacturing or material costs, including volatility in steel prices, oil prices, and wage inflation; the loss of future revenues from current customers; any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including any governmental travel restrictions; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.

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
Product Line Exits
On August 30, 2023, the Company announced the discontinuation of its Bridge Products grid deck product line which was reported in the Steel Products business unit within the Infrastructure segment. For the three and nine months ended September 30, 2025, the product line had net sales of $94 and $1,093, respectively. The Company completed all customer obligations in 2025.

During the second quarter of 2025, the Company announced the discontinuation of its Automation and Materials Handling (“AMH”) product line which was reported in the Technology Services and Solutions business unit within the Rail segment (the “AMH Exit”). For the three and nine months ended September 30, 2025, AMH had net sales of $530 and $1,750, respectively. During the nine months ended September 30, 2025, the Company incurred a total of $1,351 in exit costs associated with the AMH Exit, which included $655 in inventory and fixed asset write-downs, $507 in personnel expenses, and $189 in other exit costs. Exit costs of $1,085 were recorded in “Cost of goods sold” and $266 were recorded in “Selling and administrative expenses” within our Rail segment. The Company completed the remaining customer obligations in 2025 and all exit costs were incurred in the second quarter of 2025.

During the second quarter of 2026, the Company announced the discontinuation of certain product lines within our Tew Engineering business (the “Tew Exit”) which was reported in the Technology Services and Solutions business unit within the Rail segment. The decision to exit was due to the Company's initiatives to scale back unprofitable product lines in the United Kingdom. The product lines had net sales of $1,215 and $943 for the three months ended September 30, 2026 and 2025, respectively, and $2,467 and $2,777 for the nine months ended September 30, 2026 and 2025, respectively. The Company expects to complete remaining customer obligations by 2027. During the nine months ended September 30, 2026, the Company has recognized a total of $2,270 in exit costs associated with the Tew Exit, which included $1,059 in inventory write-downs, $1,159 in personnel expenses, and $52 in other exit costs. Exit costs of $2,084 were recorded in “Cost of goods sold” and $186 were recorded in “Selling and administrative expenses” within our Rail segment. In addition to the Tew Exit costs, for the nine months ended September 30, 2026, the Company incurred corporate costs recorded in “Selling and administrative expenses” of $292 related to the execution of strategic initiatives.
Results of Operations
Third Quarter 2026 Compared to Third Quarter 2025

	Three Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
Net sales	$167,996	$138,286	$29,710
Gross profit	34,426	31,066	3,360
Gross profit margin	20.5%	22.5%	(200) bps
Expenses:
Selling and administrative expenses	$23,729	$22,077	$1,652
Selling and administrative expenses as a percent of sales	14.1%	16.0%	(190) bps
Amortization expense	$617	$694	$(77)
Operating income	$10,080	$8,295	$1,785
Operating income margin	6.0%	6.0%	0 bps
Interest expense - net	$767	$1,254	$(487)
Other income - net	(1)	(96)	95
Income before income taxes	$9,314	$7,137	$2,177
Income tax expense	2,547	2,812	(265)
Net income	$6,767	$4,325	$2,442
Net income (loss) attributable to noncontrolling interest	3	(29)	32
Net income attributable to L.B. Foster Company	$6,764	$4,354	$2,410
Diluted earnings per common share:	$0.64	$0.40	$0.24

Results Summary
Net sales for the three months ended September 30, 2026 increased $29,710, or 21.5%, over the prior year quarter, driven by higher sales in both segments. Rail net sales increased $25,133, or 32.3%, while Infrastructure increased $4,577, or 7.6%.

Gross profit for the three months ended September 30, 2026 increased $3,360, or 10.8%, over the prior year quarter. Rail gross profit increased $2,435, or 13.7%, and Infrastructure gross profit increased $925, or 6.9%, driven by improved volumes in both segments. Gross profit margins declined 200 basis points to 20.5% driven by unfavorable business mix in Rail.

Selling and administrative expenses for the three months ended September 30, 2026 increased $1,652, or 7.5%, over the prior year quarter, primarily due to increased employment costs, including increased variable incentive-based compensation and medical costs. Selling and administrative expenses as a percentage of net sales decreased 190 basis points to 14.1%.

Net interest expense for the three months ended September 30, 2026 decreased $487 from the prior year quarter, reflecting lower average borrowings and debt reduction efforts. The Company's outstanding debt balance was $28,690 as of September 30, 2026, compared to $58,722 as of September 30, 2025.

The Company’s effective income tax rate for the three months ended September 30, 2026, was 27.3%, compared to 39.4% in the prior year quarter. The current quarter income tax rate differed from the statutory rate of 21% primarily due to state income taxes and the impact of pre-tax losses in the United Kingdom for which no income tax benefit was recognized due to a valuation allowance.

Net income attributable to the Company for the three months ended September 30, 2026 was $6,764, or $0.64 per diluted share, compared to net income in the prior year quarter of $4,354, or $0.40 per diluted share. The increase is due to improved operating income, reduced interest expense, and lower income tax expense.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended September 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$102,921	$77,788	$25,133		32.3%
Gross profit	20,181	17,746	2,435		13.7
Gross profit margin	19.6%	22.8%	(320)	bps	(14.0)
Segment operating income	$7,890	$5,895	$1,995		33.8
Segment operating income margin	7.7%	7.6%	10	bps	1.3

Rail net sales for the three months ended September 30, 2026 increased $25,133, or 32.3%, over the prior year quarter. Rail Products net sales increased $24,364, or 54.6%, due to higher volumes across all our Rail Products product lines. Technology Services and Solutions (“TS&S”) sales also increased $2,688, or 22.7%, driven by short-term project work in the UK. These increases were partially offset by a decline in Global Friction Management of $1,919, or 9.0%, due to project timing, as certain projects were executed in the first half of the year.

Rail gross profit for the three months ended September 30, 2026 increased $2,435, or 13.7%, over the prior year quarter, primarily driven by higher sales within Rail Products which contributed $2,536, or 31.4%. TS&S gross profit increased $901, or 56.8%, reflecting improved volumes and favorable business mix in the UK. These improvements were partially offset by a gross profit decline of $1,002, or 12.4%, in Global Friction Management due to lower volumes. Gross profit margin declined 320 basis points to 19.6 % due to unfavorable business mix.

Rail operating income for the three months ended September 30, 2026 increased $1,995, or 33.8%, over the prior year quarter driven by the increase in gross profit offset by increased selling and administrative expenses.

For the three months ended September 30, 2026, Rail new orders, net were $87,099, an increase of $739 over the prior year quarter, as strong order activity in Rail Products, which increased 55.0%, more than offset declines of 10.2% in Global Friction Management. TS&S orders declined 59.7% due to a large, multi-year order received in our UK business in the prior year. Backlog as of September 30, 2026, was $126,443, a decrease of $13,790, or 9.8%, from the prior year quarter due to higher sales volumes in the quarter.

Infrastructure Solutions

	Three Months Ended September 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$65,075	$60,498	$4,577		7.6%
Gross profit	14,245	13,320	925		6.9
Gross profit margin	21.9%	22.0%	(10)	bps	(0.5)
Segment operating income	$4,373	$4,147	$226		5.4
Segment operating income margin	6.7%	6.9%	(20)	bps	(2.9)

Infrastructure net sales for the three months ended September 30, 2026 increased $4,577, or 7.6%, over the prior year quarter. The increase was driven by sales growth of $3,876, or 9.0%, in Precast Concrete Products (“Precast”) and $701, or 4.1%, in Steel Products.

Infrastructure gross profit for the three months ended September 30, 2026 increased $925, or 6.9%, over the prior year quarter. Precast gross profit increased $673, or 7.0%, and Steel Products improved $252, or 6.8%, both due to higher volumes. Gross profit margin modestly declined 10 basis points to 21.9%.

Infrastructure operating income for the three months ended September 30, 2026, increased $226, or 5.4%, over the prior year quarter due to improved gross profit offset in part by higher selling and administrative costs.

For the three months ended September 30, 2026, Infrastructure new orders, net were $68,660, an increase of $40,244, over the prior year quarter driven by growth of 508.2% in Steel Products, primarily due to prior year order cancellations, and 29.5% in Precast. Backlog as of September 30, 2026, was $108,298, an increase of $1,115, or 1.0%, over the prior year quarter due to a 52.6% improvement in Steel Products which offset a decline of 11.7% in Precast.

Corporate

	Three Months Ended September 30,		Change	Percent Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Public company costs	$1,198	$900	$298	33.1%
Corporate executive management costs	114	175	(61)	(34.9)
Corporate management stock-based compensation	740	672	68	10.1
Strategic initiatives costs	131	—	131	**
Unallocated corporate expense - net	$2,183	$1,747	$436	25.0%
**Results of this calculation are not meaningful for presentation purposes.

Unallocated corporate expense - net for the three months ended September 30, 2026 increased $436, or 25.0%, over the prior year quarter due primarily to a $298 increase in public company costs stemming from higher professional services fees and $131 of strategic initiative costs.

Results of Operations
First Nine Months 2026 Compared to First Nine Months 2025

	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
Net sales	$427,690	$379,636	$48,054
Gross profit	90,996	82,117	8,879
Gross profit margin	21.3%	21.6%	(30) bps
Expenses:
Selling and administrative expenses	$70,867	$65,411	$5,456
Selling and administrative expenses as a percent of sales	16.6%	17.2%	(60) bps
Amortization expense	$1,853	$2,656	$(803)
Operating income	$18,276	$14,050	$4,226
Operating income margin	4.3%	3.7%	60 bps
Interest expense - net	$2,509	$3,887	$(1,378)
Other income - net	(409)	(509)	100
Income before income taxes	$16,176	$10,672	$5,504
Income tax expense	4,802	5,625	(823)
Net income	$11,374	$5,047	$6,327
Net loss attributable to noncontrolling interest	(2)	(82)	80
Net income attributable to L.B. Foster Company	$11,376	$5,129	$6,247
Diluted earnings per common share	$1.07	$0.47	$0.60
Results Summary
Net sales for the nine months ended September 30, 2026 increased $48,054, or 12.7%, over the prior year period. The increase was driven by Rail sales growth of $41,933, or 20.2%, reflecting higher demand across the segment. Infrastructure sales improved $6,121, or 3.6%, supported by growth in Precast, partially offset by lower sales in Steel Products.

Gross profit for the nine months ended September 30, 2026 increased $8,879, or 10.8%, over the prior year period driven by improved volumes in Rail which increased $6,227, or 13.9%. Rail gross profit includes $2,084 of Tew Exit costs for the nine months ended September 30, 2026 and $1,085 of AMH Exit costs for the nine months ended September 30, 2025. Infrastructure gross profit increased $2,652, or 7.1%, due to favorable business mix and manufacturing efficiencies. Gross profit margins declined 30 basis points to 21.3%.

Selling and administrative expenses for the nine months ended September 30, 2026 increased $5,456, or 8.3%, over the prior year period, primarily due to higher employment costs, including increased variable incentive-based compensation and medical costs. Selling and administrative expenses for the nine months ended September 30, 2026 includes $609 of Tew Exit and other strategic initiative costs and for the nine months ended September 30, 2025 includes $266 of AMH Exit costs. Selling and administrative expenses as a percentage of net sales decreased 60 basis points to 16.6%.

Amortization expense for the nine months ended September 30, 2026 decreased $803, or 30.2%, from the prior year period due to acquired intangible assets becoming fully amortized.

Net interest expense for the nine months ended September 30, 2026 decreased $1,378 from the prior year period, reflecting lower average borrowings resulting from continued debt reduction efforts. The Company's outstanding debt balance was $28,690 as of September 30, 2026, compared to $58,722 as of September 30, 2025.

The Company’s effective income tax rate for the nine months ended September 30, 2026 was 29.7%, compared to 52.7% in the prior year period. The current period effective income tax rate differed from the statutory rate of 21% primarily due to state income taxes, the impact of pre-tax losses in the United Kingdom for which no income tax benefit was recognized due to a valuation allowance, and the impact of excess tax benefits related to share-based compensation.

Net income attributable to the Company for the nine months ended September 30, 2026 was $11,376, or $1.07 per diluted share, compared to net income in the prior year period of $5,129, or $0.47 per diluted share. The improvement was primarily driven by higher gross profit, lower interest expense, and reduced amortization expense, partially offset by higher selling and administrative expenses.

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Nine Months Ended September 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$249,709	$207,776	$41,933		20.2%
Gross profit	51,134	44,907	6,227		13.9
Gross profit margin	20.5%	21.6%	(110)	bps	(5.1)
Segment operating income	$15,699	$9,786	$5,913		60.4
Segment operating profit margin	6.3%	4.7%	160	bps	34.0

Rail net sales for the nine months ended September 30, 2026 increased $41,933, or 20.2%, over the prior year period. The increase was primarily driven by Rail Products with sales growth of $23,323, or 19.2%. Global Friction Management and TS&S increased $7,928, or 13.8%, and $10,682, or 36.9%, respectively.

Rail gross profit for the nine months ended September 30, 2026 increased $6,227, or 13.9%, over the prior year period. The improvement was primarily attributable to higher volumes in Rail Products and Global Friction Management, which contributed $2,106, or 10.5%, and $2,244, or 9.9%, respectively, of gross profit improvement. TS&S gross profit increased $1,877, or 82.3%, due to improved volumes and favorable business mix in the UK. Additionally, TS&S incurred $2,084 of costs associated with the Tew Exit in the nine months ended September 30, 2026, compared to $1,085 of costs related to the AMH Exit incurred in the prior year period. Gross profit margins declined 110 basis points to 20.5%, reflecting unfavorable business mix.

Rail operating income for the nine months ended September 30, 2026 increased $5,913, or 60.4%, over the prior year period. The increase was driven by an increase in gross profit and lower amortization expense.

For the nine months ended September 30, 2026, Rail new orders, net were $279,937, a decrease of $4,019 from the prior year period. The decline was primarily attributable to TS&S which decreased 16.8%, driven by a large, multi-year order received in the prior year period.

Infrastructure Solutions

	Nine Months Ended September 30,		Change		Percent Change
	2026	2025	2026 vs. 2025		2026 vs. 2025
Net sales	$177,981	$171,860	$6,121		3.6%
Gross profit	39,862	37,210	2,652		7.1
Gross profit margin	22.4%	21.7%	70	bps	3.2
Segment operating income	$11,473	$10,469	$1,004		9.6
Segment operating income margin	6.4%	6.1%	30	bps	4.9

Infrastructure net sales for the nine months ended September 30, 2026 increased $6,121, or 3.6%, over the prior year period. The improvement was driven by Precast sales growth of $9,666, or 8.2%, offset in part by Steel Products which declined $3,545, or 6.5%.

Infrastructure gross profit for the nine months ended September 30, 2026 increased $2,652, or 7.1%, over the prior year period. The increase was primarily driven by higher volumes, favorable business mix, and manufacturing efficiencies within Precast, which contributed a $3,279, or 13.2%, increase in gross profit. Partially offsetting this improvement was a $627, or 5.1%, decline in Steel Products gross profit due to lower volumes. Gross profit margins increased 70 basis points to 22.4%.

Infrastructure operating income for the nine months ended September 30, 2026 was favorable $1,004, or 9.6%, compared to the prior year period due to improvements in gross profit, offset in part by higher selling and administrative expenses.

For the nine months ended September 30, 2026, Infrastructure new orders, net were $193,986, an increase of $38,347, over the prior year period. The increase was primarily driven by a 103.4% increase in Steel Products, which benefited from an order cancellation in the prior year period, as well as a 4.1% increase in Precast.

Corporate

	Nine Months Ended September 30,		Change	Percent Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Public company costs	$3,077	$3,371	$(294)	(8.7)%
Corporate executive management costs	2,341	1,123	1,218	108.5
Corporate management stock-based compensation	3,055	1,711	1,344	78.6
Strategic initiatives costs	423	—	423	**
Unallocated corporate expense - net	$8,896	$6,205	$2,691	43.4%
**Results of this calculation are not meaningful for presentation purposes.

Unallocated corporate expense - net for the nine months ended September 30, 2026 increased $2,691, or 43.4%, over the prior year period. The increase was primarily attributable to higher corporate executive management costs of $1,218 and increased corporate management stock-based compensation expense of $1,344. Additionally, the Company incurred $423 of costs related to strategic initiatives during the current period.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility. The revolving credit facility provides for a total commitment of up to $150,000, of which $121,099 was available for borrowing as of September 30, 2026, subject to covenant restrictions. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, tax obligations, outstanding purchase obligations, acquisitions, restructuring payments, and to support the share repurchase program. The Company’s total debt, including finance leases, was $28,690 and $42,756 as of September 30, 2026 and December 31, 2025, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of September 30, 2026:

	September 30, 2026
Cash and cash equivalents		$7,248
Credit agreement:
Total availability under the credit agreement	150,000
Outstanding borrowings on revolving credit facility and letters of credit	(28,901)
Net availability under the revolving credit facility		121,099
Total available funding capacity		$128,347

As of September 30, 2026, we were in compliance with all covenants of the Credit Agreement and had $128,347 available funding capacity, subject to covenant restrictions.

The Company’s operating cash flows are impacted from period to period by fluctuations in working capital needs, as well as its overall profitability. While the Company places an emphasis on working capital management in its operations, factors such as its business mix, commercial terms, and market conditions, as well as seasonality, may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability and realization, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of September 30, 2026, but adverse changes in the economic environment and adverse financial conditions of its customers may impact certain of its customers’ ability to access capital and compensate the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$30,975	$13,447
Net cash used in investing activities	(9,244)	(8,004)
Net cash used in financing activities	(18,724)	(4,628)
Effect of exchange rate changes on cash and cash equivalents	(107)	159
Net increase in cash and cash equivalents	$2,900	$974

Cash Flow from Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $30,975, compared to net cash provided by operating activities of $13,447 during the prior year period. For the nine months ended September 30, 2026, net income and adjustments to reconcile net income from operating activities provided $29,313, compared to $23,380 in the prior year period. Working capital and other assets and liabilities provided $1,662 in the current period, compared to a use of $9,933 in the prior year period. The increase in operating cash flow for the nine months ended September 30, 2026 compared to the prior year period was largely driven by lower working capital needs and improved profitability.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2026 and 2025 were $9,244 and $8,057, respectively. Capital expenditures in both periods primarily relate to general plant and operational improvements throughout the Company, as well as organic growth initiatives.

Cash Flow from Financing Activities
During the nine months ended September 30, 2026, outstanding debt decreased $14,058 compared with an increase of $9,963 during the nine months ended September 30, 2025. The decrease in borrowings from the prior year period was primarily driven by operating cash generation from lower working capital requirements and a reduction in treasury stock repurchases. During the nine months ended September 30, 2026, the Company repurchased $4,263 of its stock to satisfy employee tax withholding obligations related to the issuance of equity-based compensation awards. The Company also made deferred acquisition-related payments of $403 and $782, during the nine months ended September 30, 2026 and 2025, respectively, related to the June 2022 acquisition of Skratch Enterprises Ltd. These payments were deferred at the date of the acquisition in accordance with the purchase agreement. Additionally, during the nine months ended September 30, 2025, the Company incurred debt issuance costs of $706 associated with entering into the June 27, 2025 Fifth Amended and Restated Credit Agreement.

The Board of Directors previously authorized the repurchase of up to $15,000 of the Company's common shares until February 2025, pursuant to the terms of the previously disclosed stock repurchase program adopted March 3, 2023, as amended August 5, 2024. On March 3, 2025, the Company's Board of Directors approved a new authorization to repurchase up to $40,000 of the Company's common stock in open market transactions and/or 10b5-1 trading plans through February 29, 2028. The Company did not repurchase any shares during the nine months ended September 30, 2026 under this program. From February 2023 through September 30, 2026, the Company repurchased a total of 1,016,899 shares of its stock for $23,554 under both programs.

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

Financial Condition
As of September 30, 2026, the Company had $7,248 in cash and cash equivalents and $121,099 of availability under its revolving credit facility, subject to covenant restrictions. As of September 30, 2026, approximately $6,339 of the Company’s cash and cash equivalents were held in non-domestic bank accounts.

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

Non-GAAP Financial Measures
In accordance with SEC rules, the Company provides descriptions of the non-GAAP financial measures included in this filing and reconciliations to the most closely related GAAP financial measures. The Company believes that these measures provide useful perspective on underlying business trends and results and a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes and may, therefore, also be useful to investors as they are a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items or events being adjusted.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026.

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

The Company’s purchases of equity securities for the three months ended September 30, 2026 were as follows:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2026 - July 31, 2026	—	$—	—	$28,687
August 1, 2026 - August 31, 2026	—	—	—	28,687
September 1, 2026 - September 30, 2026	—	—	—	28,687
Total	—	$—	—	$28,687
(a) During the current period, 0 shares were withheld by the Company to pay taxes upon vesting of stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) pursuant to Item 408 of Regulation S-K, except as described below:

On August 12, 2026, John Kasel, President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan providing for the sale of up to 113,284 shares of the Company's common stock in amounts and prices to be determined in accordance with the trading plan's terms. The arrangement is scheduled to terminate on June 30, 2027.

On August 14, 2026, Patrick Guinee, Executive Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading plan providing for the sale of up to 15,175 shares of the Company's common stock in amounts and prices to be determined in accordance with the trading plan's terms. The arrangement is scheduled to terminate on April 30, 2027.

On August 25, 2026, Greg Lippard, Senior Vice President - Rail, Technologies, and Services, adopted a Rule 10b5-1 trading plan providing for the sale of up to 45,292 shares of the Company's common stock in amounts and prices to be determined in accordance with the trading plan's terms. The arrangement is scheduled to terminate on March 31, 2027.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 4, 2026	By: /s/ Sean M. Reilly
Sean M. Reilly
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)